Form 10-K
period 1995-05-31
CONDOR WEST CORP
filed 1997-06-30
CIK 831378

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          May 31,1995
                         ----------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                    to
                              -----------------------------------------------


Commission file number                           33-27625
                         ----------------------------------------------------


                            CONDOR WEST CORPORATION
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Nevada                                       No. 76-0251547
-----------------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
Of incorporation or organization)

8547 Arapaho Road, Suite 416J
Greenwood Village, Colorado                                      80112
-----------------------------------------------------------------------------
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code       (303) 770-2313
                                                  ---------------------------

                909 Frostwood, Suite 261, Houston, Texas 77024
-----------------------------------------------------------------------------
         (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock (Par Value $.001 Per Share)
-----------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes         No      X
                                                 -------    ---------

         21,541,148 Common Shares were outstanding as of May 31, 1995 with a market value of $0.00.

                            CONDOR WEST CORPORATION
                               TABLE OF CONTENTS

                                    PART I

                                                                     PAGE
                                                                     ----

Item 1.   Organization and Business                                   3

Item 2.   Properties (not applicable)                                 3

Item 3.   Legal Proceedings                                           3

Item 4.   Submission of Matters to a Vote of Security-Holders         3

                                    PART II

Item 5.   Market for the Registrant's Common Stock and
          Related Stockholder Matters                                 4

Item 6.   Selected Financial Data                                     4

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         4

Item 8.   Financial Statements and Supplementary Data
          (Included in Item 14)                                       -

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         5

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant          5

Item 11.  Management Remuneration                                     9

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                  10

Item 13.  Certain Relationships and Related Transactions              10

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports
          on Form 8-K                                                 10

                                    PART I

Item 1.  Organization and Business

Condor West Corporation ("The Company"), a Nevada corporation organized in October 1987 for the purpose of implementing an initial distribution of its stock and thereafter to seek operating businesses as potential candidates for acquisition or other forms of combination. The Company has no operating history. No representation is made, nor is any intended, that the Company will be able to acquire one or more operating businesses or, if any acquisitions are made, that any operations will be profitable.

On May 7, 1990, 650,000 shares, constituting 52% of the Company's 1,250,000 outstanding shares of Common Stock, were acquired by Dr. Everett Renger and Carl D. Nation. Concurrent therewith, the Company's existing officers and directors resigned and were replaced by:

          Dr. Everett Renger, Chairman of the Board
          Carl D. Nation, President and Director
          Steven R. Paige, Director
          Terrance Rasmussen, Vice President, Treasurer and Director Patrick D. West, Executive Vice President
          David A. Christman, Secretary

(See Item 10, Directors and Executive Officers of the Registrant.)

The newly-elected Board of Directors, in 1994, authorized the issuance of 541,766 shares of the Company's previously unissued Common Stock in exchange for all of the outstanding shares of Super Brakes, Inc., a corporation owned 50/50 by Messrs. Renger and Nation. Super Brakes, Inc. is a company in the organizational stage and its activities to date have consisted solely of the development of a business plan for the financing and establishment of a chain of Company owned retail brake and installation outlets. As Super Brakes, Inc. had no significant assets or operations at that time, the shares issued to Messrs. Renger and Nation were recorded at a nominal amount representing their aggregate par value of $542, of which $10 was capitalized as the cost of the investment, and the remaining $532 was deemed to be for services rendered and was expensed.

Item 2.  Properties

None

Item 3.  Legal Proceedings

There are no material legal proceedings pending in which Registrant is named a party.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Registrant's security holders during the fourth quarter of the fiscal period covered by this report.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

There is no active market for the Company's shares.

Item 6.  Selected Financial Data

                            Fiscal Years Ended May 31,

                        1995      1994      1993      1992     1991
                    --------  --------- --------- --------- --------
Total assets        $202,915  $    -0-  $    -0-   $8,903   $17,807

Long term debt       200,000       -0-       -0-       -0-      -0-

Preferred stock          -0-       -0-       -0-       -0-      -0-

Net revenue              -0-       -0-       -0-       -0-      -0-

Net loss            (26,266)       -0-   (8,903)   (8,904)  (9,553)

Loss per share         (.01)     (.00)     (.01)     (.01)    (.01)

During the five year period ended May 31, 1995 there were no changes in accounting methods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has had limited funds for the last several years, however, in April, May and June, 1995, the Company received $300,000 in loans from a Director/Stockholder (see item 13) to provide the working capital to commence active operations beginning in June, 1995. During the fiscal year ended May 31, 1996, the Company issued 540,000 shares of stock to the Director in full payment of the notes, plus accrued interest of $4,068

The Company will continue to seek long-term capital through future offerings of equity and/or long-term financing from investors or financial institutions.

Management does not anticipate that the Company's continuing capital requirements in the near term will exceed its ability to obtain resources and believes that the timing of such requirements as are foreseeable will be such that the funds will be available on a basis sufficient to satisfy them in a timely manner. Management may increase or reduce working capital at such times as it, in its sole discretion, deems appropriate. The Company may also establish, increase or decrease its reserves in addition to its working capital, at the discretion of Management. The Company's reserves will generally be available to satisfy working capital or operating expense needs of the Company and will also be available to pay any excess third party costs or expenses incurred by the Company in connection with its administration.

                             RESULTS OF OPERATIONS

The Company has had no operations in the past three years, however, the Company began seeking in May, 1995 an established business that could be acquired in a leveraged buy-out to provide an operating entity to begin the Super Brakes operations. See the discussion regarding changes in amounts previously reported for the year ended May 31, 1995, below under Item 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective January 1, 1995, the Company's prior auditors, O'Neal and White, P.C., merged their audit practice into the firm of C. Williams & Associates, P.C. of Houston, Texas. During the preceding two fiscal years ending May 31, 1994 and through January 1, 1995, the Company had no disagreements with O'Neal and White, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. In February, 1996, the Texas State Board of Public Accountancy revoked the license of Charles R. Williams, the principal of C. Williams & Associates, and the SEC required the Company to have its May 31, 1995 financial statements re-audited. As a result, it retained the firm of Bateman, Blomstrom & Co. as auditors, who conducted the re-audit as of May 31, 1995. As a result of the re-audit, the Company restated certain accounting items, including the following: (1) the investment in Super Brakes, Inc. was restated at a value of $10, from the previous $542; (2) shares issued to officers and directors for services in creating a business plan for Super Brakes were originally capitalized as organization expenses of $18,192, but were charged to expense as a result of the re-audit; (3) 7,541,680 shares of the Company's stock, originally issued to two of its officers in connection with the Super Brakes business plan development, were re-contributed back to the Company in October, 1995, and the return was retroactively recorded at May 31, 1995. As a result of the adjustments from the re-audit, the Company's stockholders' equity was decreased from $20,242 to ($13,516), and net loss was restated from ($3,935) to ($26,266).

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The following person are the directors and (where indicated) executive officers of the Company and have served in their respective positions since the indicated dates:

Dr. Everett Renger (1)        53   Co-Chairman
Carl D. Nation (1)            61   Co-Chairman
Wade D. Althen (2)            53   President, CEO
David A. Christman (2)        53   Vice President of Finance, Treasurer, CFO
Steven R. Paige (1)           34   Vice President of Operations, COO
Terrance L. Rasmussen (1)     34   Vice President, Secretary
Dennis L. Swenson (3)         44   Vice President, Human Resources
John A. Murdock III (3)       51
Dr. Felix F. Banchs (3)       56

(1) Joined Company on May 7, 1990
(2) Joined Company on August 4, 1993
(3) Joined Company on May 12, 1995

Dr. Everett Renger has been a practicing orthodontist in Houston, Texas since 1973. He received both a Bachelor of Science and a Doctor of Dental Science degrees from Baylor University and a Master of Science (orthodontics) from the University of Texas Dental School. Dr. Renger is a member of the American Association of Orthodontists, Southwest Society of Orthodontists,

American Dental Association, Texas Dental Association, Houston District Dental Society, Baylor Dental Alumni Association and the University of Texas orthodontic Alumni Association. He is currently serving on the Peer Review Committee of the Houston District Dental Society and is President of Wilson Radiographic Centers of Houston.

Mr. Carl D. Nation founded Super Brakes, Inc. in 1981. He, along with Dr. Renger, acquired controlling interest in the Company in 1990 in order to provide a public vehicle to facilitate growth in the automotive after-market field. Mr. Nation has been a self-employed financial consultant in the Fort Worth, Texas area for the past fifteen years representing several major industries, including precious metals, banks municipalities and various government and private businesses. Effective June 1, 1995, Mr. Nation became a full time employee of the company. Mr. Nation has held a prior position as Vice President and General Manager of Insurers of America, representing Lloyds of America. Mr. Nation completed an executive management program that consisted of six months manufacturing, shipping and receiving, inventory control and sales management. Upon completion he served as marketing director for the Northeastern United States for Kelsey-Hayes Company, a major manufacturer of disc brakes. He managed sales personnel, opened new distribution channels, organized sales and product clinics through automotive, manufacturing, warehousing, national accounts, mass merchants, municipalities and state governments. He then became the district manager of the New England district for Monroe Auto Equipment Company, a manufacturer of shock absorbers.
 While with Monroe, he directed the sales force, marketing products through national accounts, mass merchants, automotive distribution centers, jobbers and dealers. He also organized and instructed approximately fifty product and sales clinics annually. His responsibilities included administration, sales training and new distribution and arranging credit through financial institutions for new customers. Before that, he was the marketing director of nine northeastern states for Belden Corporation, a manufacturer of electrical wire and cable. He held a prior position as the operations department manager for Hartford National Bank. Mr. Nation was honorably discharged from the United States Marine Corps.

Mr. Wade D. Althen began functioning as the President/CEO of the Company on a full time basis effective June 1, 1995. During April and May of 1995 he served as Licensed Manager of Employment World, Inc. in North Little Rock, Arkansas. From May 1992 to March 1995 he was employed by National Education Centers, Inc. a subsidiary of National Education Corporation (a NYSE company). His positions with National Education Corporation included Business Instructor in Economics, Accounting and Computer Science and Co-Chair of the Business Department from May 1992 to June 1993. From July 1993 to June 1994 he was Education Director in charge of: curriculum; hiring, scheduling and training instructional staff; budgeting; attrition of student body; and filing Accreditation reports. These positions were all at the Little Rock, Arkansas campus. In June 1994 Mr. Althen was appointed Director and President of the Fort Worth, Texas campus until his resignation in March 1995. From February 1987 to May 1992 he was a self-employed Certified Public Accountant and financial consultant in North Little Rock, Arkansas. He has provided executive level management for eighteen of the last twenty-one years including four years as Chief Executive of a commercial bank, one year as Chief Executive Officer of a publicly traded petroleum company and two years as managing partner of a CPA firm. Mr. Althen has prepared and provided oversight of preparation of budgets in many industries. In the banking industry, he planned for significant growth by utilizing financial and human resources to enable a seventy year old bank to double in size within four years. In the petroleum industry, he established and executed a plan that made a publicly traded company that was in reorganization viable as an acquisition candidate. He is experienced with preparation of initial registrations of public corporations and Securities and Exchange Commission reports. He has conducted audits for many types of industries and submitted financial statements to clients and regulatory agencies. He also has experience with statements required by the Federal Deposit Insurance Corporation and other banking agencies. In 1970, Mr. Althen obtained his Bachelor of Science Degree in Accounting from Arkansas State University and received one year of post graduate training from the Stonier Graduate School of Banking at Rutgers University. He has been a Certified Public Accountant since 1972.

Mr. David A. Christman has been a Senior Financial Analyst with Intellicap Limited since November 1994 working with the Ministry of Finance of the State of Kuwait to develop and administer the government's Counter-Trade Offset Program. His duties include working with supply contractors. He contributed to the design of the program's guidelines and designed and implemented the Financial Performance Model of evaluating the feasibility and acceptability of business plans submitted by the contractors. He also developed a training program and teaches finance to the Kuwaiti staff. From January 1991 to November 1994 he was the principal in David A. Christman & Associates, an independent financial and management consulting firm in Dallas, Texas. He work consisted of installing management accounting systems, job cost reporting systems, standard cost accounting systems and other phases of financial management procedures and policies. He also helped with restructuring organizations, wrote job descriptions, designed and installed incentive plans and employee evaluation procedures. He provided management training, wrote employee handbooks and installed management by objectives (MBO) programs. From February 1988 to January 1991 he served as a management consultant with George
S. May International Company where his duties included all aspects of financial and organizational management consulting as well as computer installation. Mr. Christman holds a Bachelor of Science in Business Administration Degree with a Major in Accounting from Rochester Institute of Technology in New York and has completed a post-graduate program in finance and statistics.

Mr. Steven R. Paige graduated from the University of New York at Albany in 1984 with a Bachelor of Science degree in Business Administration which he achieved while enlisted in the U.S. Air Force. Upon completion of his enlistment and degree requirements, Mr. Paige worked for a major television station in Denver, Colorado as an account executive. In 1986 he joined one of Denver's most prominent advertising agencies. Within two years, Mr. Paige was personally responsible for doubling the firm's gross revenues by acquiring three national accounts, and was promoted to Executive Vice President. His new responsibilities included personnel development, full creative and buying authority, and future business development. In 1988 he left the agency and formed his own marketing company, The Paige Group, which pursued new areas of marketing, advertising and finance for clients. From March 1989 to June 1990, Mr. Paige was Sales Manager for Mike Naughton Ford Company with full responsibility for hiring and training of sales personnel as well as total responsibility for movement of inventory including advertising, marketing and promotional activities. Through his implementation of creative marketing and sales techniques, he was instrumental in bringing the dealership from a seventh place rating to a number one rating in a little over a year. From June 1990 to December 1991, Mr. Paige was General Manager of Metro Toyota with overall responsibility of the dealership including inventory control, budgeting, sales performance, service and maintenance operations and total income performance.

From January 1992 to May 1995, he was Sales Manager and General Manager of Don Massey Cadillac (a member of the largest Cadillac group in the world) with total responsibility as dealer-operator including procurement of all major inventory. Again, with his implementation of marketing and sales techniques, he brought the dealership from a number six rating to a number one rating in less than six months. Mr. Paige has been associated with Condor West Corporation and with Mr. Carl D. Nation, Co-Chairman for more than five years.
 Effective June 1, 1995 he became a full-time employee of the Company.

Mr. Terrance L. Rasmussen has been employed in a management position with Hilti Corporation since 1990. His responsibilities include inventory control and internal auditing. Prior to that he was employed by A & A Plate Service, Inc. and Sears, Roebuck and Company in computerized accounting systems. Additional areas of experience accounts payable, accounts receivable, payroll and tax consulting. Mr. Rasmussen has also analyzed company operations for purposes of recommending changes for improvement, and potential companies for take-over based on profitability potential. Major projects included areas of real estate, manufacturing and agriculture. Mr. Rasmussen is licensed by NASD and was an account executive for a national brokerage firm where he developed corporate and individual accounts. He provided guidance to clients, determined investment objectives and developed solid portfolios according to the objectives using stocks, bonds, and mutual funds. He received a Bachelors degree in business, management and finance from Iowa State university in Ames, Iowa, and attended the Metropolitan State University in Minneapolis, Minnesota where he obtained a degree in accounting. Mr. Rasmussen is also a CPA.

John A. Murdock III is the founder of JAM Consulting Service, Inc. and principal stockholder, chief executive officer and founder of Power By Nature, Inc. Mr. Murdock served more than 20 years in the United States Air Force where he obtained extensive training in management and operations. As Weapons Superintendent, he was responsible for more than 250 airmen and worked world wide in areas of Europe, Asia and the Middle East. Mr. Murdock's decorations include the Distinguished Flying Cross (with four oak leaf clusters), the Airman's Medal of Valor, the Air Medal (with 18 oak leaf clusters), the Vietnamese Cross of Gallantry (with Bronze Star, Palm Leaf and 3 oak leaf clusters), and the Good Conduct Medal (with 7 oak leaf clusters). After retiring from the United State Air Force, Mr. Murdock used his experience to be an advisor for the Armament and Mobility Officers for the Royal Saudi Air Force. He worked directly with foreign country representatives as a Logistics Engineer for Foreign Military Sales. This included the sale of aircraft and other defense systems. Currently, he is an agent for the leasing of Deeds of Assignments of United States Treasuries. These are used to aid in the funding of projects, and require highest contacts in banking and business. Mr. Murdock Obtained a B.S. Degree from Troy State Unviersity, a Masters in Business Administration in Personnel Administration from Chapman College, and a Doctor of Laws degree from Louisiana Baptist University.

Dennis L. Swenson possesses more than 25 years of human resource and administrative management experience with Fortune 500 and smaller corporations.
 From January 1991 to present he has been Vice President Human Resources and Administration for PharmAssist, Inc. as well as owner of DLS Associates, a Human Resources consulting firm. From January 1987 to January 1991 he was Director of Compensation and Benefits for FoxMeyer Corporation and from May 1969 to December 1986 he was Manager of Employee Benefits for Burlington Northern Railroad Company. While at FoxMeyer Corporation he established the Human Resource

Department serving more than 4,500 employees as well as developing and staffing the Customer Service Department for a $45 billion wholly owned subsidiary. While employed with Burlington Norther, Inc., Mr. Swenson managed and administered all labor relations functions, including negotiation of the benefits program covering 48,000 employees. Through design and administrative modifications, he was responsible for cost reductions of nearly $5 million annually. !n 1990, he served as acquisition consultant to Computer Land Corporation when they acquired the $750 million Nynex Business Information Systems. He has extensive experience in conducting audits to assure sound and feasible business practices based upon corporate liability and profit margin.

Dr. Felix F. Banchs has served as Mexico Project Manager/Nationally Certified Financial Counselor for the National Foundation for Consumer Credit, Fort Worth, Texas from 1992 to present where his responsibilities include the development, implementation and supervision of debt management and financial programs for the USA, Puerto Rico and Mexico. From 1990 to 1992 he was Director of Training for Centro de Amistad, Dallas, Texas where he developed and supervised vocational training programs. From 1977 to 1990, Dr. Banchs was Vice President for Administration and Dean of Business Administration for Boricua College in New York. His responsilbilities included the development of the business administration curriculum and management of three campuses.
During his tenure, both faculty and student population increased by 500%. In addition, Dr. Banchs has held executive positions with Shell Oil Co., Baxter-Travenol Laboratories and Colgate-Palmolive. Dr. Banchs graduated Magna Cum Laude with a BBA in Management from Catholic University of Puerto Rico, Cum Laude with a Masters in Business Administration in Marketing Management from St. John's University, New York and earned a PhD in Business Administration and Economics from Columbia University, New York. Dr. Banchs is listed in AWho's Who in Finance and Industry in America and is a veteran of the United States Air Force.

Item 11.  Management remuneration

Through May 31, 1995, the Company's officers have not received any compensation in connection with their activities on behalf of the Company. However, the Company's officers will be reimbursed for any reasonable business expenses incurred in connection with their activities on its behalf. In the event of a change of control in the Company, the present shareholders may derive a benefit through the sale of their shares. Effective June 1, 1995, Messrs. Nations, Althen and Paige became full-time employees of the Company as it commenced attempts to implement its business plan to activate Super Brakes. Their level of compensation in the future will be determined based on the Company's level of operations.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Officers and Directors, and persons beneficially owning more than 5% of the 21,541,148 shares of common stock outstanding at May 31, 1995 were as follows:

        Name          Officer  Director    Shares        Percent

Dr. Everett Renger      Yes       Yes     9,095,840  (1)  42.2%
Carl D. Nation          Yes       Yes     9,095.840  (1)  42.2
Wade D. Althen          Yes       Yes     1,000,000        4.6
Steven R. Paige         Yes       Yes     1,000,000        4.6
Terrance L.             Yes       Yes       300,000        1.4
Rasmussen
David A. Christman      Yes       Yes       200,000        0.9
All officers and
 directors as                            20,691,680       96.1
 a group

(1) Subsequent to May 31, 1995, on October 10, 1995, Messrs Renger and Nation each returned 3,770,840 shares to the Company as an anti-dilutionary measure. The return of these shares has been retroactively recorded as of May 31, 1995.

Item 13.  Certain Relationships and Related Transactions

See Item 1, _Organization and Business_, for discussion of the acquisition of all the outstanding stock of Super Brakes, Inc. from Dr. Renger and Mr. Nation.
 On April 28, 1995, May 30, 1995, and June 22, 1995, John A. Murdock, III, a Director, loaned the Company $100,000 on each occasion, or a total of $300,000.
 The notes bore interest at 15% and were due and payable two years after date. Under the terms of the notes, Mr. Murdock had the option to convert each note into 130,000 shares of common stock of the Company. However, on June 30, 1995, the notes and accrued interest of $4,068 were converted into 540,000 shares of stock at the rate of $0.563 per share.

                                    PART IV


Item 14.  Exhibits, Financial Statements, Schedules, and Reports of Form 8-K

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                                  Index To Financial Statements
                                                                   May 31, 1995
-------------------------------------------------------------------------------




                     Description                                Page
-------------------------------------------------------     ----------


Reports of Independent Certified Public Accountants             F-2

Balance sheets as of May 31, 1995 and 1994                      F-4

Statements of loss for the periods ended
  May 31, 1995, 1994 and 1993                                   F-5

Statements of stockholders' equity for the years ended
  May 31, 1995, 1994 and 1993                                   F-6

Statements of cash flows for the periods ended
  May 31, 1995, 1994 and 1993                                   F-7

Notes to financial statements                                   F-8

Bateman, Blomstrom & Co.
Certified Public Accountants

                                             9301 Southwest Freeway, Suite 100
                                             Houston, Texas 7074-1593
                                             (713) 552-9800
                                             (713) 771-4385
                                        FAX  (713) 771-5553


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders
Condor West Corporation
Greenwood Village, Colorado

We have audited the accompanying balance sheet of Condor West Corporation (a development stage enterprise) as of May 31, 1995, and the related statements of loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condor West Corporation (a development stage enterprise) as of May 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                              /s/Bateman, Blomstrom & Co.

                              BATEMAN, BLOMSTROM & CO.

Houston, Texas
December 5, 1996



                                    Member
              INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
                 Offices in Principal Cities Around The World

                     O'NEAL AND WHITE, P.C.
                  Certified Public Accountants
                17350 Tomball Parkway, Suite 300
                      Houston, Texas 77064
                         (713) 890-2554


                         INDEPENDENT AUDITOR'S REPORT


                                     The firm of O'Neal and
June 5, 1994                         White, P.C. has
                                     discontinued the practice
                                     of public accounting and no
Board of Directors and Shareholders  longer provides audit and
Condor West Corporation              accounting services.  This
Houston, Texas                       document is a copy of the
                                     latest signed and dated
                                     audit report issued by
                                     O'Neal and White.


We have audited the accompanying balance sheet of Condor West Corporation as of May 31, 1994 and 1993, and the related statements of operations, shareholders' equity, and cash flows for the three years ended May 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condor West Corporation (a development stage enterprise) as of May 31, 1994 and 1993, and the results of its operations and its cash flows for the three years ended May 31, 1994 in conformity with generally accepted accounting principles.



O'NEAL AND WHITE, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                                                 Balance Sheets
                                                          May 31, 1995 and 1994
-------------------------------------------------------------------------------


                                                         1995      1994
                                                   -----------  ----------
ASSETS
  Current assets:
    Cash                                            $202,905    $     -
                                                   -----------  ----------
      Total current assets                           202,905          -
                                                   -----------  ----------

  Other assets                                            10          -
                                                   -----------  ----------
       Total assets                                 $202,915    $     -
                                                   ===========  ==========

LIABILITIES
  Current liabilities:
    Accrued interest                                $  1,397    $     -
    Accounts payable, related party                   15,034          -
                                                   -----------  ----------
      Total current liabilities                       16,431          -
                                                   -----------  ----------

  Noncurrent liabilities:
    Notes payable, related party                     200,000          -
                                                   -----------  ----------
      Total liabilities                              216,431          -
                                                   -----------  ----------


  Commitments and contingencies                           -           -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share,
   35,000,000 shares authorized, 13,999,468 and
   1,249,468 shares issued and outstanding            14,000      1,250
  Capital in excess of par value                      53,200     53,200
  Deficit accumulated during the development stage   (80,716)   (54,450)
                                                   -----------  ----------
      Total stockholders' equity (deficit)           (13,516)         -
                                                   -----------  ----------
      Total liabilities and stockholders' equity     $202,915   $     -
                                                   ===========  ==========


The accompanying notes are an integral part of these statements.

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                       Statements of Loss For The Periods Ended
                                                    May 31, 1995, 1994 and 1993
-------------------------------------------------------------------------------





                                  Cumulative
                                  October 8,
                                        1987
                                     Through
                                     May 31,        Years ended May 31,
                                        1995        1995       1994      1993
                                  -----------  ---------  ---------- ---------

Revenues                               $191     $     -   $      -   $      -
                                  -----------  ---------  ---------- ---------



Expenses:
   Depreciation and amortization     40,186           -         -      8,903
   Salaries and fees for services    19,589      19,589         -         -
   Other general and administrative  19,735       5,280         -         -
                                  -----------  ---------- ---------- ---------
      Total expenses                 79,510      24,869         -      8,903
                                  -----------  ---------- ---------- ---------
      Income (loss) from            (79,319)    (24,869)        -     (8,903)
       operations

Other income (expenses):
  Interest                           (1,397)     (1,397)        -         -
                                  -----------  ---------  ---------- ---------

        Net (loss)                 $(80,716)   $(26,266)  $     -    $(8,903)
                                  ===========  =========  ========== =========




Net loss per common share                       $(0.004) $      -    $(0.007)
                                               ========= =========== =========





Weighted average number of shares
  outstanding                                 7,572,071  1,249,468  1,249,468
                                              ========== =========== =========


The accompanying notes are an integral part of these statements.

CONDOR WEST CORPORATION
(A development stage enterprise)
Statements of Stockholders' Equity For The Years Ended
May 31, 1995,  1994 and 1993
--------------------------------------------------------------------------------------------------------




                                                                           Deficit
                                                                         Accumulated         Total
                                                           Additional     During the     Stockholders'
                                       Common Stock         Paid In      Development        Equity
                                   Shares       Amount      Capital         Stage          (Deficit)
                                ------------  -----------  -----------   -------------   --------------
 Balance May 31, 1992             1,249,468       $1,250      $53,200        $(45,547)        $8,903

 Net loss                                                                      (8,903)        (8,903)
                                ------------  -----------  -----------   -------------   --------------
 Balance May 31, 1993             1,249,468        1,250       53,200         (54,450)             -

 Net loss                                                                                          -
                                ------------  -----------  -----------   -------------   --------------
 Balance May 31, 1994             1,249,468        1,250       53,200         (54,450)             -

 Stock issued for services,
    net of shares subse-
    quently returned             12,740,000       12,740          -                -          12,740
 Stock issued for other
    assets                           10,000           10          -                -              10
 Net loss                                                                     (26,266)       (26,266)
                                ------------  -----------  -----------   -------------   --------------
 Balances, May 31, 1995          13,999,468      $14,000      $53,200        $(80,716)      $(13,516)
                                ============  ===========  ===========   =============   ==============


















The accompanying notes are an integral part of these statements.

CONDOR WEST CORPORATION
(A development stage enterprise)
Statements of Cash Flows For The Periods Ended
May 31, 1995,  1994 and 1993
--------------------------------------------------------------------------------------------------------
                                                   Cumulative
                                                   October 8,
                                                         1987
                                                      Through
                                                      May 31,          Years ended May 31,
                                                         1995           1995         1994           1993
                                                   -----------    ----------  -----------   ------------
Cash flows from operating activities:
  Net (loss)                                        $(80,716)      $(26,266)  $        -        $(8,903)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Operating expenses incurred by issuance of
      stock                                           12,740         12,740            -              -
    Increase (decrease) in accounts payable,
      related party                                   (4,411)        12,129            -              -
    Increase (decrease) in accrued interest            1,397          1,397            -              -
    Depreciation and amortization                     40,186              -            -          8,903
                                                   -----------    ----------  -----------   ------------

      Net cash flows from operating activities       (30,804)             -            -              -
                                                   -----------    ----------  -----------   ------------

Cash flows from investing activities:
  Increase in deferred organization costs            (23,646)             -            -              -
                                                   -----------    ----------  -----------   ------------
      Net cash flows from investing activities       (23,646)             -            -              -
                                                   -----------    ----------  -----------   ------------


Cash flows from financing activities:
  Proceeds from sale of common stock                  20,625              -            -              -
  Proceeds from notes payable, related party         200,000        200,000            -              -
  Increase in account payable, related party           2,905          2,905            -              -
  Liability assumed by parent                         33,825              -            -              -
                                                   -----------    ----------  -----------   ------------
      Net cash flows from financing activities       257,355        202,905            -              -
                                                   -----------    ----------  -----------   ------------
      Net increase in cash and cash equivalents      202,905        202,905            -              -

Cash and cash equivalents, beginning of period             -              -            -              -
                                                   -----------    ----------  -----------   ------------
Cash and cash equivalents, end of period            $202,905       $202,905    $       -      $       -
                                                   ===========    ==========  ===========   ============



Supplementary cash flow information:
  Non-cash investing and financing activities:
    Common stock issued for services                 $12,740        $12,740     $      -       $      -
    Common stock issued for other assets                  10             10            -              -
    Cash paid for interest                                 -              -            -              -
    Cash paid for income taxes                             -              -            -              -


The accompanying notes are an integral part of these statements.

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                                  Notes To Financial Statements
                                                   May 31, 1995,  1994 and 1993
-------------------------------------------------------------------------------


Note 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company's organization and significant accounting policies:

     Organization and nature of business - Condor West Corporation (the Company) is a Nevada corporation, incorporated on October 8, 1987, engaged in organizational activities, raising capital, and investigating business opportunities, currently in the retail automotive services field. Accordingly, the Company has no business operations and does not intend to engage in an active business until it acquires or combines with an operating enterprise.

     To date, the Company's activities have been limited to its formation, the initial registration of its securities, and the identification and
     screening of potential business acquisitions.   In its current development
     stage, management anticipates incurring substantial additional losses as it investigates business opportunities.

     Basis of presentation - The accounting and reporting policies of the Company conform to generally accepted accounting principles applicable to development stage enterprises.

     Uses of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets which could affect the financial statements and future operations of the Company.

     Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than one year to be cash equivalents.

     Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Statement of Financial Accounting Standards number 109 Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
      The

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                                  Notes To Financial Statements
                                                   May 31, 1995,  1994 and 1993
-------------------------------------------------------------------------------


     Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

     Net income per share of common stock - Net income per share of common stock is computed by dividing net income by the weighed average number of shares of common stock outstanding during the period, after giving retroactive effect to stock splits, if any.

Note 2 - Issuance of stock:
Since its inception, the Company has issued shares of its common stock as follows:

                                                                 Price
                                                                  Per
     Date                Description                 Shares      Share    Amount
--------------------------------------------------------------------------------
             Transactions prior to current year:
    10/8/87    Shares issued for cash                 750,000   $.0275  $20,625
    5/31/90    Shares issued in exchange for debt     499,468    .0677   33,825
                                                   -----------          --------
                 Subtotal                           1,249,468            54,450
                                                   -----------          --------

             Transactions during current year:
    12/1/94    Shares issued to officers and
                directors for services             20,281,680     .001   20,282
               Less, shares subsequently
                returned                           (7,541,680)    .001   (7,542)
                                                   -----------          --------
               Net shares issued for services      12,740,000            12,740

    12/1/94  Shares issued to acquire all of the
             outstanding stock of Super Brakes,
             Inc.                                      10,000     .001       10
                                                   -----------          --------
                 Subtotal                          12,750,000            12,750
                                                   -----------          --------
    5/31/95      Total outstanding                 13,999,468            $67,200
                                                   ===========          ========


During the year ended May 31, 1995, the Company began the formulation of a business plan to enter the retail automotive service field. In that connection, 20,281,680 shares of common stock (including 531,666 shares described in the following paragraph) were issued to 8 officers and directors for their services in connection with the proposed business, including the development of a business plan. Subsequently, on October 10, 1995, two of the officers returned 7,541,680 of these shares to the Company for cancellation as an adjustment in the value of the services rendered. The return of shares has been retroactively recorded as of December 1, 1994. Shares issued were recorded at par value, which approximates fair value of the services rendered, and were charged to expense as incurred.

Also on December 1, 1994, the Company issued 541,666 shares to its Chairman and Co-chairman

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                                  Notes To Financial Statements
                                                   May 31, 1995,  1994 and 1993
-------------------------------------------------------------------------------


in exchange for all the outstanding stock of Super Brakes, Inc. Super Brakes was an inactive corporation with no assets, liabilities or operations that was formed to engage in the proposed retail automotive services business. Of the total shares issued, 10,000 shares (or $10) were capitalized as the investment cost, and the remaining 531,666 (or $532) were deemed to have been issued for services and were charged to expense. Subsequent to May 31, 1995, on May 18, 1996, the Super Brakes investment was sold back to the Co-chairman for $10. The investment is included among other assets on the accompanying balance sheet.

Note 3 - Notes payable, related party:
The Company is indebted on two promissory notes payable to a Director dated April 28, 1995, and May 30, 1995 in the amount of $100,000 each. The notes are due two years after date, bear interest at 15%, and are unsecured. On June 22, 1995, the Director loaned an additional $100,000 to the Company on similar terms.

On June 30, 1995, the three loans, plus accrued interest of $4,068, were exchanged for 540,000 shares of common stock at the rate of $0.563 per share.

Note 4 - Federal income tax:
No provision for currently refundable Federal income tax has been made in the accompanying statements of loss as no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not likely to be realized. At May 31, 1995, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

    Expires May 31,                                     Amount
-------------------------------------------          -----------
      2004                                               $16,233
      2005                                                10,857
      2006                                                 9,553
      2007                                                 8,904
      2008                                                 8,903
      2009                                                     -
      2010                                                26,266
                                                     -----------
        Total net operating loss carryover               $80,716
                                                     ===========




Note 5 - Commitments:
The Company is obligated on two operating leases for automobiles requiring monthly payments of $1,342, and expiring in May 1998 and October 1998. Aggregate commitments under these leases at May 31, 1995 were as follows:

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                                  Notes To Financial Statements
                                                   May 31, 1995,  1994 and 1993
-------------------------------------------------------------------------------


    Year ended May 31,                                  Amount
----------------------------------------              -----------
      1996                                               $16,101
      1997                                                15,363
      1998                                                 3,625

In May, 1995, the Company also entered into a lease for office space on a month-to-month lease requiring monthly rentals of $1,250 per month. The total amount charged to operations under operating leases during the year ended May 31, 1995 was $1,342.

In December 1995, the auto lease obligations were assumed by two officers of the Company and the related vehicles were retained by them.

Note 6 - Accounts payable, related party:
An officer of the Company has advanced funds to or paid expenses for the Company aggregating $15,035 at May 31, 1995. These amounts were repaid by the Company subsequent to May 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CONDOR WEST CORPORATION

Dated      2-6-97                By  /s/Dr. Everett Renger
      -----------------             --------------------------
                                      Dr. Everett Renger
                                      Co-Chairman of the Board

Dated     2-14-97                By  /s/Carl D. Nation
      -----------------             --------------------------
                                      Carl D. Nation
                                      Co-Chairman of the Board

Dated     2-7-97                 By  /s/Wade D. Althen
      -----------------             --------------------------
                                      Wade D. Althen, President,
                                      CEO and Directorr

Dated     2-10-97                By /s/Steven R. Paige
      -----------------             --------------------------
                                      Steven R. Paige, Executive
                                      Vice President, COO, and
                                      Director

Dated     2-11-97                By /s/David A. Christman
      -----------------             --------------------------
                                      David A. Christman,
                                      Treasurer, CFO and
                                      Director

Dated     2-11-97                By /s/Terrance Rasmussen
      -----------------             --------------------------
                                      Terrance Rasmussen,
                                      Secretary and Director

Dated     2-14-97                By /s/John A. Murdock
      -----------------             --------------------------
                                      John A. Murdock, III,
                                      Director

Dated     2-14-97                By /s/Felix F. Banchs
      -----------------             --------------------------
                                      Dr. Felix F. Banchs,
                                      Director

Dated     2-14-97                By /s/Dennis L. Swenson
      -----------------             --------------------------
                                      Dennis L. Swenson, Vice
                                      President of Human
                                      Relations and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated  2-17-97                     /s/Dr. Everett Renger
      ----------------            -----------------------------
                                   Dr. Everett Renger
                                   Co-Chairman of the Board