Form 10-K
period 1996-05-31
CONDOR WEST CORP
filed 1997-06-30
CIK 831378

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          May 31,1996
                         ----------------------------------------------------

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

         14,939,468 Common Shares were outstanding as of May 31, 1996 with a market value of $0.00.

                            CONDOR WEST CORPORATION
                               TABLE OF CONTENTS

                                    PART I

                                                                      PAGE

Item 1.   Organization and Business                                   3

Item 2.   Properties (not applicable)                                 3

Item 3.   Legal Proceedings                                           3

Item 4.   Submission of Matters to a Vote of Security-Holders         3

                                    PART II

Item 5.   Market for the Registrant's Common Stock and
          Related Stockholder Matters                                 4

Item 6.   Selected Financial Data                                     4

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         4

Item 8.   Financial Statements and Supplementary Data
          (Included in Item 14)                                       4

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         5

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant          6

Item 11.  Management Remuneration                                     6

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                  8

Item 13.  Certain Relationships and Related Transactions              9

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports
          on Form 8-K                                                 9

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

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

There is no active market for the Company's shares.

Item 6.  Selected Financial Data

                            Fiscal Years Ended May 31,

                       1996         1995         1994         1993        1992
                  ----------   ----------   ----------  ------------  ----------
Total assets          $889     $202,915      $   -0-    $      -0-      $8,903
Long term debt         -0-      200,000          -0-           -0-         -0-
Preferred stock        -0-          -0-          -0-           -0-         -0-
Net revenue            -0-          -0-          -0-           -0-         -0-
Net loss          (290,063)     (26,266)         -0-        (8,903)     (8,904)
Loss per share        (.02)        (.01)        (.00)         (.01)       (.01)

During the five year period ended May 31, 1996 there were no changes in accounting methods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the current fiscal year, the Company began activities aimed at entering the retail automotive repair business, to be known as Super Brakes. To implement this plan, three officers of the Company, Messrs. Althen, Nation, and Paige became full time employees beginning in June, 1995. During this period of time, a business plan was developed, and active negotiations were held in an effort to acquire an existing chain of brake repair stores. The Company also explored various sources of financing to complete the proposed acquisition. To finance the additional operating expenses, the Company borrowed $300,000 from a Director/Stockholder (see item 13). After several months of negotiations, the Company's efforts to complete the acquisition were unsuccessful and the efforts were abandoned. In addition, the funds provided by the loans were depleted. Therefore, salaries to the three officers were discontinued in December, 1995, and the Company reverted to an entity without active business operations. The $300,000 loan, plus accrued interest of $4,068, was repaid on June 30, 1995 by the issuance of 540,000 shares of common stock at the rate of $0.563 per share.


At May 31, 1996, the Company remains a development stage enterprise without any business operations. The Company's officers and directors will continue to seek investment capital and possible merger or acquisition candidates. As the Company has no source of funds and no working capital, it plans to finance expenses incident to maintenance of its corporate status, including legal, accounting, filing fees, and other similar costs, primarily through advances from its officers and directors, or from the sale of additional shares.


                             RESULTS OF OPERATIONS

As a result of the additional activity described above, development stage loss increased from $26,266 for fiscal 1995 to $290,063 for fiscal 1996, primarily attributable to salaries (which in-creased approximately $171,000) and other general and administrative expenses (which increased approximately ($91,000). Prior to the current fiscal year, the Company has had no operations. See the discussion regarding changes in amounts previously reported for the year ended May 31, 1995, below under Item 9.

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

Item 11.  Management remuneration

Through May 31, 1995, the Company's officers received no compensation. Compensation paid to officers during the year ended May 31, 1996 aggregated $191,807, paid to three officers; no single officer received compensation in excess of $100,000. The Company has not adopted any stock option plans, long term compensation payouts, deferred compensation plans, incentive plans, pension plans, change-in-control arrangements, or other compensation plans.
The Company's officers are reimbursed for reasonable business expenses incurred in connection with their activities on its behalf.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Officers and Directors, and persons beneficially owning more than 5% of the 14,939,468 shares of common stock outstanding at May 31, 1996 were as follows:

            Name               Officer   Director    Shares         Percent
Dr. Everett Renger               Yes       Yes      5,325,000   (1)  35.6%
Carl D. Nation                   Yes       Yes      5,325,000   (1)  35.6
Wade D. Althen                   Yes       Yes      1,000,000         6.7
Steven R. Paige                  Yes       Yes      1,000,000         6.7
John A. Murdock, III              No       Yes        540,000         3.6
Terrance L. Rasmussen            Yes       Yes        300,000         2.0
David A. Christman               Yes       Yes        200,000         1.3
Dennis L. Swenson                Yes       Yes        200,000         1.3
All officers and directors as
  a group                                          13,890,000        93.0

(1) On October 10, 1995, Messrs Renger and Nation each returned 3,770,840 shares to the Company as an anti-dilutionary measure. Shares shown above are net of the returned shares.

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

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports of Form 8-K

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                                  Index To Financial Statements
                                                                   May 31, 1996
-------------------------------------------------------------------------------



                     Description                                 Page
------------------------------------------------------       -----------

Reports of Independent Certified Public Accountants              F-2

Balance sheets as of May 31, 1996 and 1995                       F-4

Statements of loss for the periods ended
  May 31, 1996, 1995 and 1994                                    F-5

Statements of stockholders' equity for the years ended
  May 31, 1996, 1995 and 1994                                    F-6

Statements of cash flows for the periods ended
  May 31, 1996, 1995 and 1994                                    F-7

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Condor West Corporation
Greenwood Village, Colorado

We have audited the accompanying balance sheet of Condor West Corporation (a development stage enterprise) as of May 31, 1996 and 1995, and the related statements of loss, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condor West Corporation (a development stage enterprise) as of May 31, 1996 and 1995, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has exhausted substantially all its cash and has no operations, employees, or significant assets. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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



O'NEAL AND WHITE, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                                                 Balance Sheets
                                                          May 31, 1996 and 1995
-------------------------------------------------------------------------------




                                                         1996          1995
                                                   -----------   -----------
ASSETS
  Current assets:
    Cash                                                 $53       $202,905
                                                   -----------   -----------
      Total current assets                                53        202,905
                                                   -----------   -----------

  Office and computer equipment, net of
   accumulated depreciation of $140                      836              -
                                                   -----------   -----------

  Other assets                                             -             10
                                                   -----------   -----------
       Total assets                                $     889       $202,915
                                                   ===========   ===========




LIABILITIES
  Current liabilities:
    Accrued interest                              $        -      $   1,397
    Accounts payable, related party                        -         15,034
                                                   -----------   -----------
      Total current liabilities                            -         16,431
                                                   -----------   -----------

  Noncurrent liabilities:
    Notes payable, related party                           -        200,000
                                                   -----------   -----------
      Total liabilities                                    -        216,431
                                                   -----------   -----------


  Commitments and contingencies                            -              -


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share,
   35,000,000 shares authorized, 14,939,468 and
   13,999,468 shares issued and outstanding           14,940         14,000
  Capital in excess of par value                     356,728         53,200
  Deficit accumulated during the development stage  (370,779)       (80,716)
                                                   -----------   -----------
      Total stockholders' equity (deficit)               889        (13,516)
                                                   -----------   -----------
      Total liabilities and stockholders' equity   $     889        $202,915
                                                   ===========   ===========


The accompanying notes are an integral part of these statements.

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                       Statements of Loss For The Periods Ended
                                                    May 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------




                                    Cumulative
                                    October 8,
                                          1987
                                       Through
                                       May 31,        Years ended May 31,
                                          1996        1996       1995      1994
                                    ---------- -----------  --------- ---------

Revenues                                 $191  $        -   $      -  $     -
                                    ---------- -----------  --------- ---------


Expenses:
   Depreciation and amortization       40,326         140          -        -
   Salaries and fees for services     210,696     191,107     19,589        -
   Other general and administrative   115,840      96,105      5,280        -
                                    ---------- -----------  --------- ---------
      Total expenses                  366,862     287,352     24,869        -
                                    ---------- -----------  --------- ---------
      Income (loss) from operations  (366,671)   (287,352)   (24,869)       -

Other income (expenses):
  Interest                             (4,108)     (2,711)    (1,397)       -
                                    ---------- -----------  --------- ---------

        Net (loss)                  $(370,779)  $(290,063)  $(26,266)  $    -
                                    ========== ===========  ========= =========




Net loss per common share                         $(0.020)   $(0.004)  $    -
                                               =========== ========== =========


Weighted average number of shares
  outstanding                                  14,841,107  7,572,071  1,249,468
                                               =========== ========== =========




The accompanying notes are an integral part of these statements.

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                         Statements of Stockholders' Equity For The Years Ended
                                                    May 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


                                                              Deficit
                                                          Accumulated      Total
                                              Additional       During      Stock-
                                                    Paid          the    holders'
                             Common Stock             In  Development     Equity
                            Shares    Amount     Capital        Stage   (Deficit)
                         ----------- -------- -----------  ----------  -----------
Balances, May 31, 1993
  and 1994                1,249,468   $1,250     $53,200    $(54,450)  $
                                                                               -

 Stock issued for
  services, net of
  shares subsequently    12,740,000   12,740         -            -       12,740
  returned
 Stock issued for
  other assests              10,000       10         -            -           10
 Net loss                                                    (26,266)    (26,266)
                         ----------- -------- -----------  ----------  -----------
 Balances, May 31, 1995  13,999,468   14,000      53,200     (80,716)    (13,516)

Shares issued for debt      540,000      540     303,528                  304,068
Stock issued for services   400,000      400          -                       400
Net loss                                                    (290,063)    (290,063)
                         ----------- -------- -----------  ----------  -----------
Balances, May 31, 1996   14,939,468  $14,940    $356,728   $(370,779)  $      889
                         ----------- -------- -----------  ----------  -----------


The accompanying notes are an integral part of these statements.

                                                                                         CONDOR WEST CORPORATION
                                                                                (A development stage enterprise)
                                                                  Statements of Cash Flows For The Periods Ended
                                                                                     May 31, 1996, 1995 and 1994
----------------------------------------------------------------------------------------------------------------

                                                   Cumulative
                                                   October 8,
                                                         1987
                                                      Through
                                                      May 31,                   Years ended May 31,
                                                         1996           1996            1995            1994
                                                   -----------   -----------     -----------     ------------
Cash flows from operating activities:
  Net (loss)                                       $(370,779)     $(290,063)       $(26,266)     $        -
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Operating expenses incurred by issuance of
      stock                                           15,851          3,111          12,740               -
    Increase (decrease) in accounts payable,
      related party                                  (19,475)       (15,064)         12,129               -
    Increase (decrease) in accrued interest            1,397              -           1,397               -
    Depreciation and amortization                     40,326            140               -               -
                                                   -----------   -----------     -----------     ------------
      Net cash flows from operating activities      (332,680)      (301,876)              -               -
                                                   -----------   -----------     -----------     ------------


Cash flows from investing activities:
  Acquisition of office and computer equipment          (976)          (976)
  Increase in deferred organization costs            (23,646)             -               -               -
                                                   -----------   -----------     -----------     ------------
      Net cash flows from investing activities       (24,622)          (976)              -               -


Cash flows from financing activities:
  Proceeds from sale of common stock                  20,625              -               -               -
  Proceeds from notes payable, related party         300,000        100,000         200,000               -
  Increase in account payable, related party           2,905              -           2,905               -
  Liability assumed by parent                         33,825              -               -               -
                                                   -----------   -----------     -----------     ------------
      Net cash flows from financing activities       357,355        100,000         202,905               -
                                                   -----------   -----------     -----------     ------------
      Net increase in cash and cash equivalents           53       (202,852)        202,905               -

Cash and cash equivalents, beginning of period             -        202,905               -               -
                                                   -----------   -----------     -----------     ------------
Cash and cash equivalents, end of period                 $53            $53        $202,905       $       -
                                                   ===========   ===========     ===========     ============


Supplementary cash flow information:
  Non-cash investing and financing activities:
    Common stock issued for services                 $13,140           $400         $12,740        $      -
    Common stock issued for other assets                  10              -              10               -
    Common stock issued for debt and
      accrued interest                               304,068        304,068               -               -
    Cash paid for interest                                 -              -               -               -
    Cash paid for income taxes                             -              -               -               -


The accompanying notes are an integral part of these statements           F-7




                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                                  Notes To Financial Statements
                                                    May 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


Note 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company's organization and significant accounting policies:

     Organization and nature of business - Condor West Corporation (the Company) is a Nevada corporation, incorporated on October 8, 1987, engaged in organizational activities, raising capital, and investigating business opportunities. Accordingly, the Company has no business operations and does not intend to engage in an active business until it acquires or combines with an operating enterprise.

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

     Fair value of financial instruments and derivative financial instruments
     - The Company has adopted Statement of Financial Accounting Standards number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short
     maturity of these items.   The carrying amount of long term debt
     approximates fair value because the interest rate on this instrument approximates a market interest rate. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At May 31, 1995 and 1996, the Company had no derivative financial instruments.

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                                  Notes To Financial Statements
                                                    May 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


     Office and computer equipment - Office and computer equipment is stated at cost less accumulated depreciation, computed principally on the straight-
     line method over the estimated useful lives of the assets.   Depreciation
     is taken on the straight-line method for tax purposes also, using lives prescribed by the Internal Revenue Code, which are similar to book basis lives.

     Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Statement of Financial Accounting Standards number 109 Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
      The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

     Net income per share of common stock - Net income per share of common stock is computed by dividing net income by the weighed average number of shares of common stock outstanding during the period, after giving retroactive effect to stock splits, if any.

Note 2 - Issuance of stock:
Since its inception, the Company has issued shares of its common stock as follows:

                                                               Price
                                                                Per
     Date                Description                 Shares    Share    Amount
-------------------------------------------------------------------------------
            Transactions prior to current year:
    10/8/87   Shares issued for cash                 750,000  $.0275    $20,625
    5/31/90   Shares issued in exchange for          499,468   .0677     33,825
               debt
    12/1/94   Shares issued to officers and
               directors for services             20,281,680    .001     20,282
              Less, shares subsequently                         .001
               returned                           (7,541,680)            (7,542)
                                                 ------------          ---------
              Net shares issued for services      12,740,000             12,740
    12/1/94 Shares issued to acquire all of the
             outstanding stock of Super Brakes, Inc.  10,000    .001         10
                                                 ------------          ---------
                Subtotal                          13,999,468             67,200

            Transactions during current year:
    6/30/95   Shares issued for debt and accrued
                interest                             540,000    .563    304,068
    6/30/95   Shares issued for services             200,000    .001        200
    8/08/95   Shares issued for services             200,000    .001        200
                                                 ------------          ---------
                Subtotal                             940,000            304,468
                                                 ------------          ---------
                  Cumulative total                14,939,468           $371,668
                                                 ============          =========

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                                  Notes To Financial Statements
                                                    May 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


During the year ended May 31, 1995, the Company began the formulation of a business plan to enter the retail automotive service field. In that connection, 20,281,680 shares of common stock (including 531,666 shares described in the following paragraph) were issued to 8 officers and directors for their services in connection with the proposed business, including the development of a business plan. Subsequently, on October 10, 1995, two of the officers returned 7,541,680 of these shares to the Company for cancellation as an adjustment in the value of the services rendered. The return of shares has been retroactively recorded as of December 1, 1994. Shares issued were recorded at par value, which approximates fair value of the services rendered, and were charged to expense as incurred.

Also on December 1, 1994, the Company issued 541,666 shares to its Chairman and Co-chairman in exchange for all the outstanding stock of Super Brakes, Inc. Super Brakes was an inactive corporation with no assets, liabilities or operations that was formed to engage in the proposed retail automotive services business. Of the total shares issued, 10,000 shares (or $10) were capitalized as the investment cost, and the remaining 531,666 (or $532) were deemed to have been issued for services and were charged to expense. On May 18, 1996, the Super Brakes investment was sold back to the Co-chairman for $10. The investment is included among other assets on the accompanying balance sheet.

At May 31, 1996, the Company had abandoned its plans to enter the retail automobile services field, and was engaged in seeking other business opportunities.

Note 3 - Notes payable, related party:
The Company borrowed a total of $300,000 from a Director and executed three promissory notes dated April 28, 1995, May 30, 1995, and June 22, 1995 in the amount of $100,000 each. The notes were originally due two years after date,
bore interest at 15%, and were unsecured.   On June 30, 1995, the three loans,
plus accrued interest of $4,068, were exchanged for 540,000 shares of common stock at the rate of $0.563 per share.

Note 4 - Federal income tax:
No provision for currently refundable Federal income tax has been made in the accompanying statements of loss as no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not likely to be realized. At May 31, 1996, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                                  Notes To Financial Statements
                                                    May 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------


    Expires May 31,                                     Amount
----------------------------------------            --------------
      2004                                               $16,233
      2005                                                10,857
      2006                                                 9,553
      2007                                                 8,904
      2008                                                 8,903
      2009                                                     -
      2010                                                26,266
      2011                                               290,063
                                                    --------------
        Total net operating loss carryover              $370,779
                                                    ==============



Note 5 - Commitments:
The Company is obligated on two operating leases for automobiles requiring monthly payments of $1,342, and expiring in May 1998 and October 1998. Aggregate commitments under these leases at May 31, 1996 were as follows:

    Year ended May 31,                                  Amount
-----------------------------------------           --------------
      1997                                                15,363
      1998                                                 3,625

In May, 1995, the Company also entered into a lease for office space on a month-to-month lease requiring monthly rentals of $1,250 per month. The total amount charged to operations under operating leases were $22,193 (1996) and $1,342 (1995).

In December 1995, the auto lease obligations were assumed by two officers of the Company and the related vehicles were retained by them.

Note 6 - Accounts payable, related party:
An officer of the Company advanced funds to or paid expenses for the Company aggregating $15,035 at May 31, 1995. These amounts were repaid by the Company during the year ended May 31, 1996.

Note 7 - Uncertainty, going concern:
At May 31, 1996, the Company had exhausted substantially all its cash and had no operations, employees, or significant assets. Although management is currently seeking additional business opportunities and sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions and to provide funds to pay for essential expenses until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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