Form 10-K
period 1997-05-31
CONDOR WEST CORP
filed 1999-01-20
CIK 831378

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended      MAY 31, 1997
                           ------------------

OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


For the transition period from                to
                               -----------------------------------------------

Commission file number            33-27625
                               -----------------------------------------------


                            CONDOR WEST CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


NEVADA                                                NO. 76-0251547
-------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
Of incorporation or organization)

909 FROSTWOOD, SUITE 261
HOUSTON, TEXAS                                           77024
-------------------------------------------------------------------------------
(Address of principal executive offices)                Zip Code

Registrant's telephone number, including area code   (713) 461-5910
                                                   ----------------------------


8547 ARAPAHO ROAD, SUITE 416J, GREENWOOD VILLAGE, CO 80112
--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report)


Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK (PAR VALUE $.001 PER SHARE)
-------------------------------------------------------------------------------
                               (Title of Class)


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

          14,939,468 Common Shares were outstanding as of May 31, 1997 with a market value of $0.00.

                            CONDOR WEST CORPORATION
                               TABLE OF CONTENTS

                                    PART I



Item 1.  Organization and Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security-Holders


                                    PART II


Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters


Item 6.  Selected Financial Data

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Item 8.  Financial Statements and Supplementary Data
         (Included in Item 14)


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Management Remuneration

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Item 13.  Certain Relationships and Related Transactions


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


(See Item 10, Directors and Executive Officers of the Registrant.)

The newly-elected Board of Directors, in 1994, authorized the issuance of 541,766 shares of the Company's previously unissued Common Stock in exchange for all of the outstanding shares of Super Brakes, Inc., a corporation owned equally by Messrs. Renger and Nation. Super Brakes, Inc. was in the organizational stage and its activities had consisted solely of the development of a business plan for the financing and establishment of a chain of Company owned retail brake and installation outlets. As Super Brakes, Inc. had no significant assets or operations at that time, the shares issued to Messrs. Renger and Nation were recorded at a nominal amount representing their aggregate par value of $542, of which $10 was capitalized as the cost of the investment, and the remaining $532 was deemed to be for services rendered and was expensed.

On May 18, 1996, the Super Brakes investment was sold back to Mr. Nation for $10, resulting in no gain nor loss. Thereafter, the Company abandoned its plans to enter the retail automobile services field.

The Company is not currently engaged in any business. It is investigating various business opportunities, and does not expect to have substantial revenues until it either acquires or starts a business activity.

In its current development stage, management anticipates incurring additional losses as it investigates business opportunities. Although management is currently seeking additional business opportunities and sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions to maintain the corporate entity, and to provide funds to pay for essential expenses until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

ITEM 6.  SELECTED FINANCIAL DATA


                                                FISCAL YEARS ENDED MAY 31,
                      --------------------------------------------------------------------------------------------
                           1997                1996               1995                1994                1993
                      ---------------    ---------------    ---------------    -----------------    ---------------
Total assets                 $     -0-        $     889            $202,915               $  -0-           $   -0-
Long term debt                     -0-              -0-             200,000                  -0-               -0-
Preferred stock                    -0-              -0-                 -0-                  -0-               -0-
Net revenue                        -0-              -0-                 -0-                  -0-               -0-
Net loss                        (7,630)        (290,063)            (26,266)                 -0-            (8,903)
Loss per share                    (.00)            (.02)               (.01)                (.00)             (.01)


During the five year period ended May 31, 1997 there were no changes in accounting methods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the current fiscal year, the Company was dormant. During the prior fiscal year, the Company had begun activities aimed at entering the retail automotive repair business, to be known as Super Brakes. To implement this plan, three officers of the Company, Messrs. Althen, Nation, and Paige became full time employees beginning in June, 1995. During this period of time, a business plan was developed, and active negotiations were held in an effort to acquire an existing chain of brake repair stores. The Company also explored various sources of financing to complete the proposed acquisition. To finance the additional operating expenses, the Company borrowed $300,000 from a

Director/Stockholder (see item 13). After several months of negotiations, the Company's efforts to complete the acquisition were unsuccessful and the efforts were abandoned. In addition, the funds provided by the loans were depleted. Therefore, salaries to the three officers were discontinued in December, 1995, and the Company reverted to an entity without active business operations. The $300,000 loan, plus accrued interest of $4,068, was repaid on June 30, 1995 by the issuance of 540,000 shares of common stock at the rate of $0.563 per share.

At May 31, 1997, the Company remains a development stage enterprise without any business operations. The Company's officers and directors will continue to seek investment capital and possible merger or acquisition candidates. As the Company has no source of funds and no working capital, it plans to finance expenses incident to maintenance of its corporate status, including legal, accounting, filing fees, and other similar costs, primarily through advances from its officers and directors, or from the sale of additional shares.


RESULTS OF OPERATIONS

As a result of discontinuing the activity described above, development stage loss decreased from $290,063 for fiscal 1996 to $7,630 for fiscal 1997. The decreases were primarily attributable to salaries (which decreased approximately $101,000) and other general and administrative expenses (which decreased approximately $88,500. Prior to the fiscal 1996, the Company had no operations. See the discussion regarding changes in amounts previously reported for the year ended May 31, 1995, below under Item 9.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective January 1, 1995, the Company's prior auditors, O'Neal and White, P.C., merged their audit practice into the firm of C. Williams & Associates, P.C. of Houston, Texas. During the preceding two fiscal years ending May 31, 1994 and through January 1, 1995, the Company had no disagreements with O'Neal and White, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. In February, 1996, the Texas State Board of Public Accountancy revoked the license of Charles R. Williams, the principal of C. Williams & Associates, and the SEC required the Company to have its May 31, 1995 financial statements re-audited. As a result, it retained the firm of Bateman, Blomstrom & Co. (now known as Bateman & Co., Inc., P.C.) as auditors, who conducted the re-audit as of May 31, 1995. As a result of the re-audit, the Company restated certain accounting items, including the following:
(1) the investment in Super Brakes, Inc. was restated at a value of $10, from the previous $542; (2) shares issued to officers and directors for services in creating a business plan for Super Brakes were originally capitalized as organization expenses of $18,192, but were charged to expense as a result of the re-audit; (3) 7,541,680 shares of the Company's stock, originally issued to two of its officers in connection with the Super Brakes business plan development, were re-contributed back to the Company in October, 1995, and the return was retroactively recorded at May 31, 1995. As a result of the adjustments from the re-audit, the Company's stockholders' equity was decreased from $20,242 to ($13,516), and net loss was restated from ($3,935) to ($26,266).


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following person are the directors and (where indicated) executive officers of the Company and have served in their respective positions since the indicated dates:

NAME                           AGE   POSITION
Dr. Everett Renger (1)          54   Chairman
Carl D. Nation (1)              62   President, CEO (elected 9/10/97)
Wade D. Althen (2)              54   President, CEO (resigned 8/28/97)
David A. Christman (2)          54   Vice President of Finance,
                                     Treasurer, CFO (removed 9/10/97)
Steven R. Paige (1)             35   Executive Vice-President
Terrance L. Rasmussen (1)       35   Vice President, Secretary & Treasurer
Dennis L. Swenson (3)           45   Vice President, Human
                                     Resources (removed 9/10/97)
John A. Murdock III (3)         52   (deceased, 1997)
Dr. Felix F. Banchs (3)         57   (removed 9/10/97)

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

Mr. Carl D. Nation founded Super Brakes, Inc. in 1981. He, along with Dr. Renger, acquired controlling interest in the Company in 1990 in order to provide a public vehicle to facilitate growth in the automotive after-market field. Mr. Nation has been a self-employed financial consultant in the Fort Worth, Texas area for the past fifteen years representing several major industries, including precious metals, banks municipalities and various government and private businesses. Effective June 1, 1995, Mr. Nation became a full time employee of the company; his full time employment terminated prior to May 31, 1996. Mr. Nation has held a prior position as Vice President and General Manager of Insurers of America, representing Lloyds of America. Mr. Nation completed an executive management program that consisted of six months manufacturing, shipping and receiving, inventory control and sales management. Upon completion he served as marketing director for the Northeastern United States for Kelsey-Hayes Company, a major manufacturer of disc brakes. He managed sales personnel, opened new distribution channels, organized sales and product clinics through automotive, manufacturing, warehousing, national accounts, mass merchants, municipalities and state governments. He then became the district manager of the New England district for Monroe Auto Equipment Company, a manufacturer of shock absorbers. While with Monroe, he directed the sales force, marketing products through national accounts, mass merchants, automotive distribution centers, jobbers and dealers. He also organized and instructed approximately fifty product and sales clinics annually. His responsibilities included administration, sales training and new distribution and arranging credit through financial institutions for new customers. Before that, he was the marketing director of nine northeastern states for Belden Corporation, a manufacturer of electrical wire and cable. He held a prior position as the operations department manager for Hartford National Bank. Mr. Nation was honorably discharged from the United States Marine Corps.

Mr. Wade D. Althen began functioning as the President/CEO of the Company on a full time basis effective June 1, 1995; his full time employment terminated prior to May 31, 1996. During April and May of 1995 he served as Licensed Manager of Employment World, Inc. in North Little Rock, Arkansas. From May 1992 to March 1995 he was employed by National Education Centers, Inc. a subsidiary of National Education Corporation (a NYSE company). His positions with National Education Corporation included Business Instructor in Economics, Accounting and Computer Science and Co-Chair of the Business Department from May 1992 to June 1993. From July 1993 to June 1994 he was Education Director in charge of: curriculum; hiring, scheduling and training instructional staff; budgeting; attrition of student body; and filing Accreditation reports. These positions were all at the Little Rock, Arkansas campus. In June 1994 Mr. Althen was appointed Director and President of the Fort Worth, Texas campus until his resignation in March 1995. From February 1987 to May 1992 he was a self-employed Certified Public Accountant and financial consultant in North Little Rock, Arkansas. He has provided executive level management for eighteen of the last twenty-one years including four years as Chief Executive of a commercial bank, one year as Chief Executive Officer of a publicly traded petroleum company and two years as managing partner of a CPA firm.

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

Mr. David A. Christman has been a Senior Financial Analyst with Intellicap Limited since November 1994 working with the Ministry of Finance of the State of Kuwait to develop and administer the government's Counter-Trade Offset Program. His duties include working with supply contractors. He contributed to the design of the program's guidelines and designed and implemented the Financial Performance Model of evaluating the feasibility and acceptability of business plans submitted by the contractors. He also developed a training program and teaches finance to the Kuwaiti staff. From January 1991 to November 1994 he was the principal in David A. Christman & Associates, an independent financial and management consulting firm in Dallas, Texas. His work consisted of installing management accounting systems, job cost reporting systems, standard cost accounting systems and other phases of financial management procedures and policies. He also helped with restructuring organizations, wrote job descriptions, designed and installed incentive plans and employee evaluation procedures. He provided management training, wrote employee handbooks and installed management by objectives (MBO) programs. From February 1988 to January 1991 he served as a management consultant with George S. May International Company where his duties included all aspects of financial and organizational management consulting as well as computer installation. Mr. Christman holds a Bachelor of Science in Business Administration Degree with a Major in Accounting from Rochester Institute of Technology in New York and has completed a post-graduate program in finance and statistics.

Mr. Steven R. Paige graduated from the University of New York at Albany in 1984 with a Bachelor of Science degree in Business Administration which he achieved while enlisted in the U.S. Air Force. Upon completion of his enlistment and degree requirements, Mr. Paige worked for a major television station in Denver, Colorado as an account executive. In 1986 he joined one of Denver's most prominent advertising agencies. Within two years, Mr. Paige was personally responsible for doubling the firm's gross revenues by acquiring three national accounts, and was promoted to Executive Vice President. His new responsibilities included personnel development, full creative and buying authority, and future business development. In 1988 he left the agency and formed his own marketing company, The Paige Group, which pursued new areas of marketing, advertising and finance for clients. From March 1989 to June 1990, Mr. Paige was Sales Manager for Mike Naughton Ford Company with full responsibility for hiring and training of sales personnel as well as total responsibility for movement of inventory including advertising, marketing and promotional activities. Through his implementation of creative marketing and sales techniques, he was instrumental in bringing the dealership from a seventh place rating to a number one rating in a little over a year. From June 1990 to December 1991, Mr. Paige was General Manager of Metro Toyota with overall responsibility of the dealership including inventory control, budgeting, sales performance, service and maintenance operations and total income performance. From January 1992 to May 1995, he was Sales Manager and General Manager of Don Massey Cadillac (a member of the largest Cadillac group in the world) with total responsibility as dealer-operator including procurement of all major inventory. Again, with his implementation of marketing and sales techniques, he brought the dealership from a number six rating to a number one rating in less than six months. Mr. Paige has been associated with Condor West Corporation and with Mr. Carl D. Nation, a Director, for more than five years. Effective June 1, 1995 he became a full-time employee of the Company; his full time employment terminated prior to May 31, 1996.

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

Dennis L. Swenson possesses more than 25 years of human resource and administrative management experience with Fortune 500 and smaller corporations. From January 1991 to present he has been Vice President Human Resources and Administration for PharmAssist, Inc. as well as owner of DLS Associates, a Human Resources consulting firm. From January 1987 to January 1991 he was Director of Compensation and Benefits for FoxMeyer Corporation and from May 1969 to December 1986 he was Manager of Employee Benefits for Burlington Northern Railroad Company. While at FoxMeyer Corporation he established the Human Resource Department serving more than 4,500 employees as well as developing and staffing the Customer Service Department for a $45 billion wholly owned subsidiary.
While employed with Burlington Northern, Inc., Mr. Swenson managed and administered all labor relations functions, including negotiation of the benefits program covering 48,000 employees. Through design and administrative modifications, he was responsible for cost reductions of nearly $5 million annually. In 1990, he served as acquisition consultant to ComputerLand Corporation when they acquired the $750 million Nynex Business Information Systems. He has extensive experience in conducting audits to assure sound and feasible business practices based upon corporate liability and profit margin.

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

ITEM 11.  MANAGEMENT REMUNERATION

Through May 31, 1995, the Company's officers received no compensation. Compensation paid to officers during the year ended May 31, 1996 aggregated $191,807, paid to three officers; no single officer received compensation in excess of $100,000. All officers terminated employment prior to May 31, 1996, and no compensation was paid during the year ended May 31, 1997. The Company has not adopted any stock option plans, long term compensation payouts, deferred compensation plans, incentive plans, pension plans, change-in-control arrangements, or other compensation plans. The Company's officers are reimbursed for reasonable business expenses incurred in connection with their activities on its behalf.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Officers and Directors, and persons beneficially owning more than 5% of the 14,939,468 shares of common stock outstanding at May 31, 1996 were as follows:



NAME                            OFFICER         DIRECTOR            SHARES              PERCENT
Dr. Everett Renger               Yes             Yes                5,325,000(1)          35.6%
Carl D. Nation                   Yes             Yes                5,325,000(1)          35.6
Wade D. Althen                   Yes             Yes                1,000,000              6.7
Steven R. Paige                  Yes             Yes                1,000,000              6.7
John A. Murdock, III              No             Yes                  540,000              3.6
Terrance L. Rasmussen            Yes             Yes                  300,000              2.0

NAME                            OFFICER         DIRECTOR           SHARES              PERCENT
David A. Christman               Yes             Yes                  200,000              1.3%
Dennis L. Swenson                Yes             Yes                  200,000              1.3
All officers and
 directors as a group                                              13,890,000             93.0

(1) On October 10, 1995, Messrs Renger and Nation each returned 3,770,840 shares to the Company as an anti-dilutionary measure. Shares shown above are net of the returned shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 1, "Organization and Business", for discussion of the acquisition of all the outstanding stock of Super Brakes, Inc. from Dr. Renger and Mr. Nation. On April 28, 1995, May 30, 1995, and June 22, 1995, John A. Murdock, III, a Director, loaned the Company $100,000 on each occasion, or a total of $300,000. The notes bore interest at 15% and were due and payable two years after date. Under the terms of the notes, Mr. Murdock had the option to convert each note into 130,000 shares of common stock of the Company. However, on June 30, 1995, the notes and accrued interest of $4,068 were converted into 540,000 shares of stock at the rate of $0.563 per share.

During the year ended May 31, 1997, certain officers and directors paid expenses of the Company without seeking reimbursement and without receiving stock therefor. The amounts paid were as follows:


PAID BY                         AMOUNT
  Dr. Everett Renger            $4,380
  Wade D. Althen                   360
                                ------
    Total                       $4,740
                                ======



An additional $2,000 was paid by Benchmark Equities Corporation. All of the amounts paid are included in Other operating expenses in the accompanying financial statements.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS OF FORM 8-K

                                                         CONDOR WEST CORPORATION
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   INDEX TO FINANCIAL STATEMENTS

                                                                    MAY 31, 1997
-------------------------------------------------------------------------------


                              DESCRIPTION
-----------------------------------------------------------------------

Report of Independent Certified Public Accountants

Balance sheets as of May 31, 1997 and 1996

Statements of loss for the periods ended May 31, 1997, 1996 and 1995

Statements of stockholders' equity for the years ended May 31, 1997, 1996 and 1995

Statements of cash flows for the periods ended May 31, 1995, 1996 and
1995

Notes to financial statements

BATEMAN & CO., INC., P.C.
Certified Public Accountants

                                                               5 Briardale Court
                                                       Houston, Texas 77027-2904
                                                                  (713) 552-9800
                                                              FAX (713) 552-9700

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Condor West Corporation
Houston, Texas

We have audited the accompanying balance sheets of Condor West Corporation (a development stage enterprise) as of May 31, 1997 and 1996, and the related statements of loss, stockholders' equity, and cash flows for the periods ended May 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condor West Corporation (a development stage enterprise) as of May 31, 1997 and 1996, and the results of its operations and its cash flows for the periods ended May 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has exhausted all its cash and has no operations, employees, or assets. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  BATEMAN & CO., INC., P.C.

Houston, Texas
November 30, 1998

                                                         CONDOR WEST CORPORATION
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                  BALANCE SHEETS

                                                           MAY 31, 1997 AND 1996
-------------------------------------------------------------------------------


                                                     1997        1996
                                                  ----------  ----------
ASSETS
Current assets:
    Cash                                           $       -   $      53
                                                  ----------  ----------
      Total current assets                                 -          53
                                                  ----------  ----------

  Office and computer equipment, net of
    accumulated depreciation of $140                       -         836
                                                  ----------  ----------

  Other assets                                             -           -
                                                  ----------  ----------
       Total assets                                $       -   $     889
                                                  ==========  ==========


LIABILITIES
      Total liabilities                                    -           -
                                                  ----------  ----------

  Commitments and contingencies                            -           -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share,
    35,000,000 shares authorized,
    14,939,468 shares issued and outstanding          14,940      14,940
  Capital in excess of par value                     363,469     356,728
  Deficit accumulated during the
    development stage                               (378,409)   (370,779)
                                                  ----------  ----------

      Total stockholders' equity (deficit)                 -         889
                                                  ----------  ----------
      Total liabilities and stockholders'
        equity                                     $       -   $     889
                                                  ==========  ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                         CONDOR WEST CORPORATION
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                     MAY 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                               CUMULATIVE
                               OCTOBER 8,
                                  1987
                                 THROUGH            YEARS ENDED MAY 31,
                                 MAY 31,   ----------------------------------
                                  1997        1997        1996        1995
                                ---------  ----------   ----------  ---------

Revenues                        $     191  $        -   $        -  $       -
                                ---------  ----------   ----------  ---------
Expenses:
  Depreciation and
    amortization                   40,326           -          140          -
  Salaries and fees for
    services                      210,696           -      191,107     19,589
  Other general and
    administrative                123,470       7,630       96,105      5,280
                                ---------  ----------   ----------  ---------
    Total expenses                374,492       7,630      287,352     24,869
                                ---------  ----------   ----------  ---------
    Income (loss) from
     operations                  (374,301)     (7,630)    (287,352)   (24,869)


Other income (expenses):
  Interest                         (4,108)          -       (2,711)    (1,397)
                                ---------  ----------   ----------  ---------

    Net (loss)                  $(378,409) $   (7,630)  $ (290,063) $ (26,266)
                                =========  ==========   ==========  =========



Net (loss) per common
  share                                    $   (0.001)  $   (0.020) $  (0.004)
                                           ==========   ==========  =========

Weighted average number
  of shares outstanding                    14,841,107   14,841,107  7,572,071
                                           ==========   ==========  =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                                                                                             CONDOR WEST CORPORATION

                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)

                                                                              STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED

                                                                                                         MAY 31, 1997, 1996 AND 1995

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          DEFICIT
                                                                                        ACCUMULATED         TOTAL
                                                                         ADDITIONAL      DURING THE     STOCKHOLDERS'
                                                  COMMON STOCK             PAID IN       DEVELOPMENT       EQUITY
                                               SHARES      AMOUNT          CAPITAL         STAGE          (DEFICIT)
                                           ------------  -----------    ------------  --------------   --------------
Balances, May 31, 1994                        1,249,468  $     1,250    $     53,200  $      (54,450)  $            -

Stock issued for services, net of
  shares subsequently returned               12,740,000       12,740               -               -           12,740
Stock issued for other assets                    10,000           10               -               -               10
Net loss                                                                                     (26,266)         (26,266)
                                           ------------  -----------    ------------  --------------   --------------
Balances, May 31, 1995                       13,999,468       14,000          53,200         (80,716)         (13,516)

Stock issued for debt                           540,000          540         303,528                          304,068
Stock issued for services                       400,000          400               -                              400
Net loss                                                                                    (290,063)        (290,063)
                                           ------------  -----------    ------------  --------------   --------------
Balances, May 31, 1996                       14,939,468       14,940         356,728        (370,779)             889

Expenses paid by shareholders for
  which no shares were issued                         -            -           6,741                            6,741
Net loss                                                                                      (7,630)          (7,630)
                                           ------------  -----------    ------------  --------------   --------------
Balances, May 31, 1997                       14,939,468  $    14,940    $    363,469  $     (378,409)  $            -
                                           ============  ===========    ============  ==============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                                                             CONDOR WEST CORPORATION

                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)

                                                                                      STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED

                                                                                                         MAY 31, 1997, 1996 AND 1995

------------------------------------------------------------------------------------------------------------------------------------

                                                                   CUMULATIVE
                                                                    OCTOBER 8,
                                                                       1987
                                                                     THROUGH                  YEARS ENDED MAY  31,
                                                                      MAY 31,      -----------------------------------------
                                                                       1997            1997          1996            1995
                                                                  -------------    ------------   -----------     ----------
Cash flows from operating
  activities:
  Net (loss)                                                      $    (378,409)    $    (7,630)    $(290,063)    $  (26,266)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Operating expenses incurred by issuance of stock                     15,851               -         3,111         12,740
    Increase (decrease) in accounts payable, related party              (19,475)              -       (15,064)        12,129
    Operating expenses paid by shareholders                               6,741           6,741             -              -
    Writeoff of office and computer equipment                               836             836
    Increase (decrease) in accrued interest                               1,397               -             -          1,397
    Depreciation and amortization                                        40,326               -           140              -
                                                                  -------------    ------------   -----------     ----------
    Net cash flows from operating activities                           (332,733)            (53)     (301,876)             -
                                                                  -------------    ------------   -----------     ----------

Cash flows from investing activities:
  Acquisition of office and computer equipment                             (976)              -          (976)             -
  Increase in deferred organization costs                               (23,646)              -             -              -
                                                                  -------------    ------------   -----------     ----------
    Net cash flows from investing activities                            (24,622)              -          (976)             -
                                                                  -------------    ------------   -----------     ----------

Cash flows from financing activities:
  Proceeds from sale of common stock                                     20,625               -             -              -
  Proceeds from notes payable, related party                            300,000               -       100,000        200,000
  Increase in account payable, related party                              2,905               -             -          2,905
  Liability assumed by parent                                            33,825               -             -              -
                                                                  -------------    ------------   -----------     ----------
    Net cash flows from financing activities                            357,355               -       100,000        202,905
                                                                  -------------    ------------   -----------     ----------
    Net increase in cash and cash equivalents                                 -             (53)     (202,852)       202,905

Cash and cash equivalents, beginning of period                                -              53       202,905              -
Cash and cash equivalents, end of period                          $           -    $          -   $        53     $  202,905
                                                                  =============    ============   ===========     ==========

Supplementary cash flow
  information:
  Non-cash investing and financing activities:
    Common stock issued for services                              $      13,140    $          -   $       400     $   12,740
    Common stock issued for other assets                                     10               -             -             10
    Common stock issued for debt and accrued interest                   304,068               -       304,068              -
    Operating expenses paid by shareholders for which no
      stock was issued                                                    6,741           6,741             -              -
    Cash paid for interest                                                    -               -             -              -
    Cash paid for income taxes                                                -               -             -              -



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                         CONDOR WEST CORPORATION
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS

                                                     MAY 31, 1997, 1996 AND 1995


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

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets which could affect the financial statements and future operations of the Company.

     CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than one year to be cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS - The Company has adopted Statement of Financial Accounting Standards number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of
     these items.   The carrying amount of long term debt approximates fair
     value because the interest rate on this instrument approximates a market interest rate. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At May 31, 1997 and 1996, the Company had no derivative financial instruments.

     OFFICE AND COMPUTER EQUIPMENT - Office and computer equipment is stated at cost less accumulated depreciation, computed principally on the straight-line method over the estimated useful lives of the assets. Depreciation is taken on the straight-line method for tax purposes also, using lives prescribed by the Internal Revenue Code, which are similar to book basis lives.

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

     NET INCOME PER SHARE OF COMMON STOCK - Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, after giving retroactive effect to stock splits, if any.

NOTE 2 - ISSUANCE OF STOCK:
Since its inception, the Company has issued shares of its common stock as follows:

                                                                                            PRICE PER
DATE                               DESCRIPTION                         Shares                 SHARE                AMOUNT
------------------------------------------------------------------------------------------------------------------------------
                     TRANSACTIONS PRIOR TO
                     CURRENT YEAR:
10/8/87              Shares issued for cash                             750,000              $  .0275          $   20,625
5/31/90              Shares issued in exchange
                      for debt                                          499,468                 .0677              33,825
12/1/94              Shares issued to officers
                      and directors for services                     20,281,680                  .001              20,282
                     Less, shares subsequently returned              (7,541,680)                 .001              (7,542)
                                                                   ------------                                ----------
                     Net shares issued for services                  12,740,000                                    12,740
12/1/94              Shares issued to acquire all of the
                      outstanding stock of Super Brakes, Inc.            10,000                  .001                  10
6/30/95              Shares issued for debt and accrued interest        540,000                  .563             304,068
6/30/95              Shares issued for services                         200,000                  .001                 200
8/08/95              Shares issued for services                         200,000                  .001                 200
                                                                   ------------                                ----------
                          Cumulative total                           14,939,468                                $  371,668
                                                                   ============                                ==========

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

Also on December 1, 1994, the Company issued 541,666 shares to its Chairman and Co-chairman in exchange for all the outstanding stock of Super Brakes, Inc. Super Brakes was an inactive corporation with no assets, liabilities or operations that was formed to engage in the proposed retail automotive services business. Of the total shares issued, 10,000 shares (or $10) were capitalized as the investment cost, and the remaining 531,666 shares (or $532) were deemed to have been issued for services and were charged to expense. On May 18, 1996, the Super Brakes investment was sold back to the Co-chairman for $10.

At May 31, 1997 and 1996, the Company had abandoned its plans to enter the retail automobile services field, and was engaged in seeking other business opportunities.

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

NOTE 4 - FEDERAL INCOME TAX:

No provision for currently refundable Federal income tax has been made in the accompanying statements of loss as no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not likely to be realized. At May 31, 1997, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

EXPIRES MAY 31,                                                  AMOUNT
---------------------------------------------------------------------------
     2004                                                        $ 16,233
     2005                                                          10,857
     2006                                                           9,553
     2007                                                           8,904
     2008                                                           8,903
     2009                                                               -
     2010                                                          26,266
     2011                                                         290,063
     2012                                                           7,630
                                                                 --------
        Total net operating loss carryover                       $378,409
                                                                 ========

The current provision for refundable Federal income tax consists of the following:

                                                        1997         1996
                                                     -----------------------
Refundable Federal income tax attributable to:
  Current operations                                  $ 1,145      $ 101,500
  Less, Limitation due to absence of prior
    year taxable income                                (1,145)      (101,500)
                                                     -----------------------
    Net refundable amount                                   -              -
                                                     =======================


Deferred Federal income tax consists of the following:

                                                        1997         1996
                                                     -----------------------

Deferred tax asset attributable to:
  Net operating loss carryover                        $ 132,400    $ 129,700
  Less, Valuation allowance                            (132,400)    (129,700)
                                                     -----------------------
    Net deferred tax asset                                    -            -
                                                     =======================

NOTE 5 - COMMITMENTS:

The Company is obligated on two operating leases for automobiles requiring monthly payments of $1,342, and expiring in May 1998 and October 1998. Aggregate commitments under these leases at May 31, 1997 were as follows:

YEAR ENDED MAY 31,                                                  AMOUNT
----------------------------------------                        -------------
       1998                                                         $3,625

In May, 1995, the Company also entered into a lease for office space on a month-to-month lease requiring monthly rentals of $1,250 per month. The total amount charged to operations under operating leases were $22,193 (1996) and $1,342
(1995).

In December 1995, the auto lease obligations were assumed by two officers of the Company and the related vehicles were retained by them.

NOTE 6 - YEAR 2000 ISSUES:

Inasmuch as the Company is dormant and does not own or utilize computers, management believes that the year 2000 issue relating to computers will not have a material effect on the Company's financial position.

NOTE 7 - UNCERTAINTY, GOING CONCERN:

At May 31, 1997, the Company had exhausted all of its cash and had no operations, employees, or assets. Although management is currently seeking additional business opportunities and sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions and to provide funds to pay for essential expenses until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CONDOR WEST CORPORATION


Dated January 19, 1999                    By /s/ Dr. Everett Renger
     -----------------------                -----------------------------
                                            Dr. Everett Renger
                                            Chairman of the Board

Dated January 19, 1999                    By /s/ Carl D. Nation
     -----------------------                -----------------------------
                                            Carl D. Nation, President, CEO,
                                            and Director

Dated January 19, 1999                    By /s/ Steven R. Paige
     -----------------------                -----------------------------
                                            Steven R. Paige, Executive Vice
                                            President and Director

Dated January 19, 1999                    By /s/ Terrance Rasmussen
     -----------------------                -----------------------------
                                            Terrance Rasmussen, Secretary,
                                            Treasurer, and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated January 19, 1999
     -----------------------
   /s/ Dr. Everett Renger
  ---------------------------
  Dr. Everett Renger
  Chairman of the Board