Form 10-K
period 1998-05-31
CONDOR WEST CORP
filed 1999-01-20
CIK 831378

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended      MAY 31, 1998
                          --------------------

OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


For the transition period from                to
                               -----------------------------------------------

Commission file number            33-27625
                       -------------------------------------------------------


                            CONDOR WEST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                                     NO. 76-0251547
-------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
Of incorporation or organization)

909 FROSTWOOD, SUITE 261
HOUSTON, TEXAS                                             77024
--------------------------------------------------------------------------------
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code      (713) 461-5910
--------------------------------------------------------------------------------


8547 ARAPAHO ROAD, SUITE 416J, GREENWOOD VILLAGE, CO 80112
--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report)


Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK (PAR VALUE $.001 PER SHARE)
--------------------------------------------------------------------------------
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


          14,939,468 Common Shares were outstanding as of May 31, 1998 with a market value of $0.00.

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

ITEM 6.  SELECTED FINANCIAL DATA



                                                        FISCAL YEARS ENDED MAY 31,
                      ---------------------------------------------------------------------------------------------
                            1998               1997              1996                1995                1994
                      ---------------    ---------------    ---------------    -----------------    ---------------
Total assets                $   -0-         $   -0-           $     889           $202,915                 $-0-
Long term debt                  -0-             -0-                 -0-            200,000                  -0-
Preferred stock                 -0-             -0-                 -0-                -0-                  -0-
Net revenue                     -0-             -0-                 -0-                -0-                  -0-
Net loss                     (1,275)         (7,630)           (290,063)           (26,266)                 -0-
Loss per share                 (.00)           (.00)               (.02)              (.01)                (.00)



During the five year period ended May 31, 1998 there were no changes in accounting methods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the past two fiscal years, the Company was dormant.

At May 31, 1998, the Company remains a development stage enterprise without any business operations. The Company's officers and directors will continue to seek investment capital and possible merger or acquisition candidates. As the Company has no source of funds and no working capital, it plans to finance expenses incident to maintenance of its corporate status, including legal, accounting, filing fees, and other similar costs, primarily through advances from its officers and directors, or from the sale of additional shares.

RESULTS OF OPERATIONS

Development stage loss decreased to $1,275 for fiscal 1998 from $7,630 for fiscal 1997. The decreases were attributable to the timing of audit and other fees included other general and administrative expenses. See the discussion regarding changes in amounts previously reported for the year ended May 31, 1995, below under Item 9.


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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following person are the directors and (where indicated) executive officers of the Company and have served in their respective positions since the indicated dates:


NAME                           AGE   POSITION
Dr. Everett Renger (1)          54   Chairman
Carl D. Nation (1)              62   President, CEO (elected 9/10/97)
Steven R. Paige (1)             35   Executive Vice-President
Terrance L. Rasmussen (1)       35   Vice President, Secretary & Treasurer

(1) Joined Company on May 7, 1990

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

ITEM 11.  MANAGEMENT REMUNERATION

Through May 31, 1995, the Company's officers received no compensation. Compensation paid to officers during the year ended May 31, 1996 aggregated $191,807, paid to three officers; no single officer received compensation in excess of $100,000. All officers terminated employment prior to May 31, 1996, and no compensation was paid during the year ended May 31, 1997 or 1998. The Company has not adopted any stock option plans, long term compensation payouts, deferred compensation plans, incentive plans, pension plans, change-in-control arrangements, or other compensation plans. The Company's officers are reimbursed for reasonable business expenses incurred in connection with their activities on its behalf.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Officers and Directors, and persons beneficially owning more than 5% of the

14,939,468 shares of common stock outstanding at May 31, 1996 were as follows:

NAME                                   OFFICER          DIRECTOR              SHARES              PERCENT
Dr. Everett Renger                        Yes              Yes               5,325,000(1)           35.6%
Carl D. Nation                            Yes              Yes               5,325,000(1)           35.6
Steven R. Paige                           Yes              Yes               1,000,000               6.7
Terrance L. Rasmussen                     Yes              Yes                 300,000               2.0
All officers and directors as a group                                       11,950,000              79.9

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

During the year ended May 31, 1998, certain officers and directors paid expenses of the Company without seeking reimbursement and without receiving stock therefor. The amounts paid were as follows:

         PAID BY                            AMOUNT

  Dr. Everett Renger                        $1,175
  Carl Nation                                  100
                                            ------
    Total                                   $1,275
                                            ======

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


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS OF FORM 8-K

                                                         CONDOR WEST CORPORATION
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   INDEX TO FINANCIAL STATEMENTS

                                                                    MAY 31, 1998

--------------------------------------------------------------------------------
                              DESCRIPTION
-----------------------------------------------------------------------

Report of Independent Certified Public Accountants

Balance sheets as of May 31, 1998 and 1997

Statements of loss for the periods ended May 31, 1998, 1997, and 1996


Statements of stockholders' equity for the years ended May 31, 1998, 1997, and 1996


Statements of cash flows for the periods ended May 31, 1998, 1997, and 1996


Notes to financial statements

BATEMAN & CO., INC., P.C.
Certified Public Accountants

                                                               5 Briardale Court
                                                       Houston, Texas 77027-2904
                                                                  (713) 552-9800
                                                              FAX (713) 552-9700

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Condor West Corporation
Houston, Texas

We have audited the accompanying balance sheets of Condor West Corporation (a development stage enterprise) as of May 31, 1998 and 1997, and the related statements of loss, stockholders' equity, and cash flows for the periods ended May 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condor West Corporation (a development stage enterprise) as of May 31, 1998 and 1997, and the results of its operations and its cash flows for the periods ended May 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has exhausted all its cash and has no operations, employees, or assets. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          BATEMAN & CO., INC., P.C.

Houston, Texas
December 1, 1998

                                                         CONDOR WEST CORPORATION
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                  BALANCE SHEETS

                                                           MAY 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                1998                         1997
                                                      ---------------------        ---------------------
ASSETS
  Current assets:
    Cash                                                          $       -                    $       -
                                                                  ---------                    ---------
      Total current assets                                                -                            -
                                                                  ---------                    ---------

  Office and computer equipment, net of
    accumulated depreciation of $140                                      -                            -
                                                                  ---------                    ---------


  Other assets                                                            -                            -
                                                                  ---------                    ---------
       Total assets                                               $       -                    $       -
                                                                  =========                    =========


LIABILITIES
      Total liabilities                                                   -                            -
                                                                  ---------                    ---------

  Commitments and contingencies                                           -                            -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share,
    35,000,000 shares authorized,
    14,939,468 shares issued and outstanding                         14,940                       14,940
  Capital in excess of par value                                    364,744                      363,469
  Deficit accumulated during the
    development stage                                              (379,684)                    (378,409)
                                                                  ---------                    ---------
      Total stockholders' equity (deficit)                                -                            -
                                                                  ---------                    ---------
      Total liabilities and stockholders'
        equity                                                    $       -                    $       -
                                                                  =========                    =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                         CONDOR WEST CORPORATION
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF LOSS FOR THE PERIODS ENDED

                                                    MAY 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

                                     CUMULATIVE
                                     OCTOBER 8,
                                        1987
                                       THROUGH                    YEARS ENDED MAY 31,
                                       MAY 31,        ------------------------------------------------
                                        1998              1998              1997             1996
                                     -----------      ------------     -------------      ------------

                                                                        C>                C>
Revenues                             $     191        $        -        $        -        $        -
                                     -----------      ------------      ------------      ------------
Expenses:
  Depreciation and
    amortization                          40,326                 -                 -               140
  Salaries and fees for
    services                             210,696                 -                 -           191,107
  Other general and
    administrative                       124,745             1,275             7,630            96,105
                                     -----------      ------------      ------------      ------------
    Total expenses                       375,767             1,275             7,630           287,352
                                     -----------      ------------      ------------      ------------
    Income (loss) from
     operations                         (375,576)           (1,275)           (7,630)         (287,352)

Other income (expenses):
  Interest                                (4,108)                -                 -            (2,711)
                                     -----------      ------------      ------------      ------------
    Net (loss)                         $(379,684)          ($1,275)      $    (7,630)      $  (290,063)
                                     ===========      ============      ============      ============
Net (loss) per common share                                $(0.000)          $(0.001)          $(0.020)
                                                      ============      ============      ============
Weighted average number
  of shares outstanding                                 14,841,107        14,841,107        14,841,107
                                                      ============      ============      ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                         CONDOR WEST CORPORATION
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                          STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
                                                    MAY 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------




                                                                                                     DEFICIT
                                                                                                   ACCUMULATED            TOTAL
                                                                              ADDITIONAL           DURING THE         STOCKHOLDERS'
                                                       COMMON STOCK             PAID IN            DEVELOPMENT            EQUITY
                                        SHARES            AMOUNT                CAPITAL               STAGE             (DEFICIT)
                                       --------       --------------         ------------          -----------        ------------
Balances, May 31, 1995                13,999,468            14,000              53,200               (80,716)           (13,516)

Stock issued for debt                    540,000               540             303,528                                  304,068
Stock issued for services                400,000               400                   -                                      400
Net loss                                                                                            (290,063)          (290,063)
                                      ----------            ------             -------            ----------          ---------
Balances, May 31, 1996                14,939,468            14,940             356,728              (370,779)               889

Expenses paid by shareholders for
  which no shares were issued                  -                 -               6,741                                    6,741
Net loss                                                                                              (7,630)            (7,630)
                                      ----------            ------             -------            ----------          ---------
Balances, May 31, 1997                14,939,468            14,940             363,469              (378,409)                 -

Expenses paid by shareholders for
  which no shares were issued                  -                 -               1,275                                    1,275
Net loss                                                                                               (1,275)           (1,275)
                                      ----------            ------             -------            ----------          ---------
Balances, May 31, 1998                14,939,468            14,940             364,744            $ (379,684)                 -
                                      ==========            ======             =======            ==========          =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                                        CONDOR WEST CORPORATION
                                                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                                                 STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                                                   MAY 31, 1998, 1997, AND 1996
---------------------------------------------------------------------------------------------------------------
                                                   CUMULATIVE
                                                   OCTOBER 8,
                                                      1987
                                                    THROUGH                   YEARS ENDED MAY 31,
                                                    MAY 31,        --------------------------------------------
                                                     1998             1998             1997            1996
                                             ----------------      ---------       ----------------------------
Cash flows from operating
  activities:
  Net (loss)                                     $ (379,684)        $ (1,275)       $ (290,063)      $ (26,266)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Operating expenses incurred
      by issuance of stock                           15,851                -             3,111          12,740
    Increase (decrease) in
      accounts payable, related
      party                                         (19,475)               -           (15,064)         12,129
    Operating expenses paid by
      shareholders                                    8,016            1,275                 -               -
    Writeoff of office and
      computer equipment                                836                -
    Increase (decrease) in
      accrued interest                                1,397                -                 -           1,397
    Depreciation and
      amortization                                   40,326                -               140               -
                                                 ----------         --------        ----------       ---------
    Net cash flows from
      operating activities                         (332,733)               -          (301,876)              -
                                                 ----------         --------        ----------       ---------
Cash flows from investing
  activities:
  Acquisition of office and
    computer equipment                                 (976)               -              (976)              -
  Increase in deferred
    organization costs                              (23,646)               -                 -               -
                                                 ----------         --------        ----------       ---------
    Net cash flows from
      investing activities                          (24,622)               -              (976)              -
                                                 ----------         --------        ----------       ---------
Cash flows from financing
  activities:
  Proceeds from sale of common
    stock                                            20,625                -                 -               -
  Proceeds from notes payable,
    related party                                   300,000                -           100,000         200,000
  Increase in account payable,
    related party                                     2,905                -                 -           2,905


Liability assumed by parent                          33,825                -                 -               -
                                                 ----------         --------        ----------       ---------
    Net cash flows from
      financing activities                          357,355                -           100,000         202,905
                                                 ----------         --------        ----------       ---------
    Net increase in cash and
      cash equivalents                                    -                -          (202,852)        202,905

Cash and cash equivalents,
  beginning of period                                     -                -           202,905               -
                                                 ----------         --------        ----------       ---------
Cash and cash equivalents, end
  of period                                      $        -         $      -        $       53       $ 202,905
                                                 ==========         ========        ==========       =========

Supplementary cash flow
  information:
  Non-cash investing and
    financing activities:
    Common stock issued for
      services                                   $   13,140         $      -        $      400       $  12,740
    Common stock issued for
      other assets                                       10                -                 -              10
    Common stock issued for
      debt and accrued interest                     304,068                -           304,068               -
    Operating expenses paid by
      shareholders for which no
      stock was issued                                8,016            1,275             6,741               -
    Cash paid for interest                                -                -                 -               -
    Cash paid for income taxes                            -                -                 -               -



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                         CONDOR WEST CORPORATION
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                    MAY 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS - The Company has adopted Statement of Financial Accounting Standards number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of
     these items.   The carrying amount of long term debt approximates fair
     value because the interest rate on this instrument approximates a market interest rate. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At May 31, 1998 and 1997, the Company had no derivative financial instruments.

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

NOTE 2 - ISSUANCE OF STOCK:
Since its inception, the Company has issued shares of its common stock as follows:

                                                           PRICE PER
DATE          DESCRIPTION                        SHARES      SHARE     AMOUNT
------------------------------------------------------------------------------
              TRANSACTIONS PRIOR TO
                CURRENT YEAR:
10/8/87       Shares issued for cash              750,000    $.0275   $ 20,625
5/31/90       Shares issued in exchange           499,468     .0677     33,825
                for debt
12/1/94       Shares issued to officers
                and directors for
                services                       20,281,680     .001      20,282
              Less, shares subsequently
                returned                       (7,541,680)    .001      (7,542)
                                               ----------             --------
              Net shares issued for
                services                       12,740,000               12,740
12/1/94       Shares issued to acquire
                all of the outstanding
                stock of Super Brakes,
                Inc.                               10,000     .001          10

6/30/95       Shares issued for debt
                and accrued interest              540,000     .563     304,068
6/30/95       Shares issued for
                services                          200,000     .001         200
8/08/95       Shares issued for
                services                          200,000     .001         200
                                               ----------             --------
                  Cumulative total             14,939,468             $371,668
                                               ==========             ========

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

At May 31, 1998 and 1997, the Company had abandoned its plans to enter the retail automobile services field, and was engaged in seeking other business opportunities.

NOTE 3 - FEDERAL INCOME TAX:
No provision for currently refundable Federal income tax has been made in the accompanying statements of loss as no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not likely to be realized. At May 31, 1998, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

     EXPIRES MAY 31,                                                  AMOUNT
----------------------------------------------------------------------------
       2004                                                         $ 16,233
       2005                                                           10,857
       2006                                                            9,553
       2007                                                            8,904
       2008                                                            8,903
       2009                                                                -
       2010                                                           26,266
       2011                                                          290,063
       2012                                                            7,630
       2012                                                            1,275
                                                                    --------
         Total net operating loss carryover                         $379,684
                                                                    ========

The current provision for refundable Federal income tax consists of the following:


                                                         1998        1997
                                                       --------------------
     Refundable Federal income tax attributable to:
          Current operations                           $ 200        $ 1,145
          Less, Limitation due to absence of prior
            year taxable income                         (200)        (1,145)
                                                       --------------------
            Net refundable amount                          -              -
                                                       ====================

Deferred Federal income tax consists of the following:

                                                         1998        1997
                                                       --------------------
     Deferred tax asset attributable to:
          Net operating loss carryover                 $ 132,900  $ 132,400
          Less, Valuation allowance                    (132,900)   (132,400)
                                                       --------------------
            Net deferred tax asset                            -           -
                                                       ====================


NOTE 4 - COMMITMENTS:
The Company was previously obligated on two operating leases for automobiles requiring monthly payments of $1,342, and expiring in May 1998 and October 1998. In December 1995, the auto lease obligations were assumed by two officers of the Company and the related vehicles were retained by them. In May, 1995, the Company also entered into a lease for office space on a month-to-month lease requiring monthly rentals of $1,250 per month. The total amount charged to operations under operating leases were $22,193 (1996).

NOTE 5 - YEAR 2000 ISSUES:
Inasmuch as the Company is dormant and does not own or utilize computers, management believes that the year 2000 issue relating to computers will not have a material effect on the Company's financial position.

NOTE 6 - UNCERTAINTY, GOING CONCERN:
At May 31, 1998, the Company had exhausted all of its cash and had no operations, employees, or assets. Although management is currently seeking additional business opportunities and sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions and to provide funds to pay for essential expenses until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CONDOR WEST CORPORATION

Dated   January 19, 1999               By  /s/ Dr. Everett Renger
      --------------------                ----------------------------------
                                           Dr. Everett Renger
                                           Chairman of the Board

Dated   January 19, 1999               By  /s/ Carl D. Nation
      --------------------                ----------------------------------
                                           Carl D. Nation, President, CEO,
                                           and Director

Dated   January 19, 1999               By  /s/ Steven R. Paige
      --------------------                ----------------------------------
                                           Steven R. Paige, Executive Vice
                                           President and Director

Dated   January 19, 1999               By  /s/ Terrance Rasmussen
      --------------------                ----------------------------------
                                           Terrance Rasmussen, Secretary,
                                           Treasurer, and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated   January 19, 1999
     ---------------------
      /s/ Dr. Everett Renger
     ------------------------------
     Dr. Everett Renger
     Chairman of the Board