Form 10-Q
period 1998-08-31
CONDOR WEST CORP
filed 1999-08-16
CIK 831378

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q
                               -----------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended August 31, 1998

                        Commission file number 33-20966



                            Condor West Corporation
                      Incorporated in the State of Nevada
                   Employer Identification Number 76-0251547

                            909 Frostwood, Suite 261
                              Houston, Texas 77024
                                 (713) 461-5910


Condor West Corporation (1) HAS NOT FILED all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) HAS BEEN subject to such filing requirements for the past 90 days.

As of July 8, 1999, there were outstanding 14,939,468 shares of Condor West Corporation Common Stock, par value $.001.

                            CONDOR WEST CORPORATION
                               Index to Form 10-Q


                                     Part I


FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of August 31, 1998 and
     May 31, 1998

Statements of Loss for the Three Months
     Ended August 31, 1998 and 1997

Statements of Cash Flows for the Three Months
     Ended August 31, 1998 and 1997

Notes to Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Part II


OTHER INFORMATION

     Item 6

SIGNATURES

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial statements

                            CONDOR WEST CORPORATION
                        (A development stage enterprise)
                                 Balance Sheets


                                                                               August 31,                  May 31,
                                                                                  1998                      1998
                                                                              (Unaudited)
                                                                         -------------------       --------------------
ASSETS
  Current assets:
    Cash                                                                           $       -                  $       -
                                                                         -------------------       --------------------
      Total current assets                                                                 -                          -
                                                                         -------------------       --------------------
  Office and computer equipment, net of
    accumulated depreciation of $140                                                       -                          -
                                                                         -------------------       --------------------
   Other assets                                                                            -                          -
                                                                         -------------------       --------------------
       Total assets                                                                $       -                  $       -
                                                                         ===================       ====================

LIABILITIES
      Total liabilities                                                                    -                          -
                                                                         -------------------       --------------------
  Commitments and contingencies                                                            -                          -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share,
    35,000,000 shares authorized,
    14,939,468 shares issued and outstanding                                          14,940                     14,940
  Capital in excess of par value                                                     364,744                    364,744
  Deficit accumulated during the
    development stage                                                               (379,684)                  (379,684)
                                                                         -------------------       --------------------
      Total stockholders' equity (deficit)                                                 -                          -
                                                                         -------------------       --------------------
      Total liabilities and stockholders'
        equity                                                                     $       -                  $       -
                                                                         ===================       ====================


The accompanying notes are an integral part of this financial information.

                            CONDOR WEST CORPORATION
                        (A development stage enterprise)
                               Statements of Loss


                                                                                                    Three Months Ended
                                                                                                       August 31,
                                                                                    --------------------------------------------
                                                                                            1998                     1997
                                                                                         (Unaudited)             (Unaudited)
                                                                                    -------------------     --------------------
Revenues                                                                                    $         -              $         -
                                                                                    -------------------     --------------------
Expenses:
  Depreciation and
    amortization                                                                                      -                        -
  Salaries and fees for
    services                                                                                          -                        -
  Other general and
    administrative                                                                                    -                        -
                                                                                    -------------------     --------------------
    Total expenses                                                                                    -                        -
                                                                                    --------------------    --------------------
    Income (loss) from
         operations                                                                                   -                        -

Other income (expenses):
  Interest                                                                                            -                        -
                                                                                    -------------------     --------------------

    Net (loss)                                                                                        -                        -
                                                                                    ===================     ====================

Net (loss) per common
  share                                                                                               -                        -
                                                                                    ===================     ====================
Weighted average number
  of shares outstanding                                                                      14,841,107               14,841,107
                                                                                    ===================     ====================


The accompanying notes are an integral part of this financial information.

                            CONDOR WEST CORPORATION
                        (A development stage enterprise)
                            Statements of Cash Flows

                                                                                                   Three Months Ended
                                                                                                        August 31,
                                                                                          ---------------------------------------
                                                                                                  1998                 1997
                                                                                                Unaudited            Unaudited
                                                                                          ---------------------------------------
Cash flows from operating
  activities:
  Net (loss)                                                                                            $   -               $   -
Adjustments to reconcile net
  loss to net cash used in
  operating activities                                                                                      -                   -

    Net cash flows from                                                                   -------------------   -----------------
      operating activities                                                                                  -                   -
                                                                                          -------------------   -----------------
Cash flows from investing
  activities                                                                                                -                   -
                                                                                          -------------------   -----------------
Cash flows from financing
  activities                                                                                                -                   -
                                                                                          -------------------   -----------------
    Net increase in cash and
      cash equivalents                                                                                      -                   -

Cash and cash equivalents,
  beginning of period                                                                                       -                   -
                                                                                          -------------------   -----------------
Cash and cash equivalents, end
  of period                                                                                             $   -               $   -
                                                                                          ===================   =================

Supplementary cash flow
  information:
  Non-cash investing and
    financing activities                                                                                $   -               $   -
                                                                                          ===================   =================


The accompanying notes are an integral part of this financial information

                            CONDOR WEST CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of presentation:
The financial statements include the accounts of Condor West Corporation, which has no subsidiaries. The balance sheet as of August 31, 1998, the statements of loss for the three months ended August 31, 1998 and 1997, and the statements of cash flows for the three months ended August 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of August 31, 1998 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normal included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial psoition or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended May 31, 1998 filed with the United States Securities and Exchange Commission (SEC) on January 20, 1999.

Note 2 - The company:
Condor West Corporation (the Company) is a Nevada corporation, incorporated on October 8, 1987, engaged in organizational activities, raising capital, and investigating business opportunities. Accordingly, the Company has no business operations and does not intend to engage in an active business until it acquires or combines with an operating enterprise.

To date, the Company's activities have been limited to its formation, the initial registration of its securities, and the identification and screening of potential business acquisitions. In its current development stage, management anticipates incurring substantial additional losses as it investigates business opportunities.

Note 3 - Summary of significant accounting policies:
Following is a summary of the Company's significant accounting policies:

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

     Fair value of financial instruments and derivative financial instruments - The Company has adopted Statement of Financial Accounting Standards number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of
     these items.   The carrying amount of long term debt approximates fair
     value because the interest rate on this instrument approximates a market interest rate. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At the end of the current quarter, the Company had no derivative financial instruments.

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

     Net income per share of common stock - The Company has adopted FASB Statement Number 128, Earnings per Share, which became effective for periods ending after December 15, 1997, and simplified the standards for computing earnings per share; it also makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company did not have a complex capital structure requiring the computation of diluted earnings per share.


Note 4 - Uncertainty, going concern:
At the end of the current quarter, the Company had exhausted all of its cash and had no operations, employees, or assets. Although management is currently seeking additional business opportunities and sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions and to provide funds to pay for essential expenses until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 5 - Comprehensive income:
FASB Statement Number 130, Reporting Comprehensive Income, became effective for fiscal years beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no comprehensive income other than net income during the periods included in the accompanying financial statements.

                            CONDOR WEST CORPORATION

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITON AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company had no operations during the quarters ending August 31, 1998 or 1997. The Company is dormant and management continues to pursue business opportunities.

LIQUIDITY AND CAPITAL RESOURCES
At the end of the current quarter, the Company had no bank account, no assets, and no operations. It is dependent upon its shareholders, who advance funds from time to time to pay the expenses incurred to maintain the corporation's existence and to file required documents. There is no assurance the shareholders will continue to be willing to advance funds when required. Consequently, there is no assurance the Company can continue as a going concern. Although management is currently seeking additional business opportunities and sources of equity or debt financing, there is no assurance these activities will be successful.

NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board has issued several new accounting pronouncements which may affect the Company in future years.

FASB Statement Number 129, Disclosure of Information about Capital Structure, is effective for periods ending after December 15, 1997, and establishes standards for disclosing information about an entity's capital structure. This pronouncement did not have a significant effect on the Company's financial statement disclosures.

FASB Statement Number 130, Reporting Comprehensive Income, became effective for fiscal years beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no comprehensive income other than net income during the last two fiscal years.

FASB Statement Number 131, Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years beginning after December 15, 1997, and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As the Company has only one business segment, the pronouncement had no material effect during the current year.

FASB Statement Number 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, became effective for fiscal years beginning after December 15, 1997, and revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Since the Company has no pension or postretirement benefit plans, the pronouncement had no effect in the current year.

FASB Statement Number 133, Accounting for Derivative Instruments and Hedging Activities, becomes effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company does not believe this pronouncement will have a material effect on its financial statements in the near future.

FASB Statement Number 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, becomes effective for fiscal years beginning after December 15, 1998. It is not expected to apply to the Company.

OTHER MATTERS
The Year 2000 issue is a general term used to address a class of problems which are caused by the inability of computer programs to recognize various date values around January 1, 2000. This class of problems could result in a system failure or miscalculations causing disruptions of operations such as, among other, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Inasmuch as the Company is dormant and does not own or utilize computers, management believes that the year 2000 issue relating to computers will not have a material effect on the Company's financial position.

This Form 10-Q includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-Q contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competitive and other factors, all as more fully described in the Company's Report on Form 10-K for the transition period ended May 31, 1998 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 -- Financial Data Schedule

None.

     All other items in Part II are either not applicable to the Company during the current quarter, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of July, 1999.

                                     CONDOR WEST CORPORATION


                                     By:  /s/ Dr. Everett Renger
                                     ----------------------------
                                     Dr. Everett Renger
                                     Co-Chairman

Date:  July 9, 1999