Form 10-Q
period 1998-11-30
CONDOR WEST CORP
filed 1999-08-16
CIK 831378

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q
                               -----------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 30, 1998

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


                                    Part I


FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of November 30, 1998 and
     May 31, 1998

Statements of Loss for the Three Months and Six
     Months Ended November 30, 1998 and 1997

Statements of Cash Flows for the Three Months and
     Six Months Ended November 30, 1998 and 1997

Notes to Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Part II


OTHER INFORMATION

     Item 6

SIGNATURES

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial statements

                            CONDOR WEST CORPORATION
                       (A development stage enterprise)
                                 Balance Sheets

                                                November 30,      May 31,
                                                   1998            1998
                                                (Unaudited)
                                                ------------    ----------
ASSETS
  Current assets:
    Cash                                        $       -       $       -
                                                ---------       ---------
      Total current assets                              -               -
                                                ---------       ---------

  Office and computer equipment, net of
    accumulated depreciation of $140                    -               -
                                                ---------       ---------

  Other assets                                          -               -
                                                ---------       ---------
       Total assets                             $       -       $       -
                                                =========       =========

LIABILITIES
      Total liabilities                                 -               -
                                                ---------       ---------

  Commitments and contingencies                         -               -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share,
    35,000,000 shares authorized,
    14,939,468 shares issued and outstanding       14,940          14,940
  Capital in excess of par value                  366,344         364,744
  Deficit accumulated during the
    development stage                            (381,284)       (379,684)
                                                ---------       ---------
      Total stockholders' equity (deficit)              -               -
                                                ---------       ---------
      Total liabilities and stockholders'
        equity                                  $       -       $       -
                                                =========       =========

The accompanying notes are an integral part of this financial information.

                            CONDOR WEST CORPORATION
                        (A development stage enterprise)
                               Statements of Loss


                                                    Three Months Ended                         Six Months Ended
                                                        November 30,                              November 30,
                                           ------------------------------------         -------------------------------
                                              1998                     1997                1998                1997
                                           (Unaudited)              (Unaudited)         (Unaudited)         (Unaudited)
                                           -----------              -----------         -----------         -----------
Revenues                                   $        -               $        -          $        -          $        -
                                           ----------               ----------          ----------          ----------
Expenses:
  Depreciation and amortization                     -                        -                   -                   -
  Salaries and fees for services                    -                        -                   -                   -
  Other general and administrative              1,600                        -               1,600                   -
                                           ----------               ----------          ----------          ----------
    Total expenses                              1,600                        -               1,600                   -
                                           ----------               ----------          ----------          ----------
    Income (loss) from operations              (1,600)                       -              (1,600)                  -

Other income (expenses):
  Interest                                          -                        -                   -                   -
                                           ----------               ----------          ----------          ----------

    Net (loss)                                ($1,600)                       -             ($1,600)                  -
                                           ==========               ==========          ==========          ==========

Basic earnings per share                       ($0.00)                       -             ($ 0.00)                  -
                                           ==========               ==========          ==========          ==========
Weighted average number of shares
  outstanding                              14,841,107               14,841,107          14,841,107          14,841,107
                                           ==========               ==========          ==========          ==========

The accompanying notes are an integral part of this financial information.

                            CONDOR WEST CORPORATION
                       (A development stage enterprise)
                           Statements of Cash Flows

                                                          Three Months Ended                            Six Months Ended
                                                             November 30,                                  November 30,
                                               --------------------------------------        --------------------------------------
                                                      1998                   1997                   1998                 1997
                                                   Unaudited              Unaudited              Unaudited             Unaudited
                                               -------------------     --------------        --------------------------------------
Cash flows from operating activities:
  Net (loss)                                           ($1,600)                $   -               ($1,600)              $   -
Adjustments to reconcile net loss to net
  cash used in operating activities
  Operating expenses paid by shareholders                1,600                     -                 1,600                   -
                                                      --------                 -----              --------               -----
    Net cash flows from operating activities                 -                     -                     -                   -
                                                      --------                 -----              --------               -----

Cash flows from investing activities                         -                     -                     -                   -
                                                      --------                 -----              --------               -----

Cash flows from financing activities                         -                     -                     -                   -
                                                      --------                 -----              --------               -----
    Net increase in cash and cash equivalent                 -                     -                     -                   -

Cash and cash equivalents, beginning of period               -                     -                     -                   -
                                                      --------                 -----              --------               -----
Cash and cash equivalents, end of period              $      -                 $   -              $      -               $   -
                                                      ========                 =====              ========               =====

Supplementary cash flow information:
  Non-cash investing and financing activities:
    Operating expenses paid by shareholders           $  1,600                 $   -              $  1,600               $   -

The accompanying notes are an integral part of this financial information

                            CONDOR WEST CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of presentation:
The financial statements include the accounts of Condor West Corporation, which has no subsidiaries. The balance sheet as of November 30, 1998, the statements of loss for the three months and six months ended November 30, 1998 and 1997, and the statements of cash flows for the three months and six months ended November 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of November 30, 1998 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normal included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended May 31, 1998 filed with the United States Securities and Exchange Commission (SEC) on January 20, 1999.

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

                            CONDOR WEST CORPORATION

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company had no operations during the quarters ending November 30, 1998 or 1997. The Company is dormant and management continues to pursue business opportunities. However, it did incur operating expenses of $1,600 during the quarter ended November 30, 1998, whereas none had been incurred in the prior year. The difference is the result of timing in the incurring of expenses necessary to maintain the corporate entity and to file required reports.

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