Form 10-Q
period 1999-02-28
CONDOR WEST CORP
filed 1999-08-16
CIK 831378

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q
                               -----------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended February 28, 1999

                        Commission file number 33-20966


                            Condor West Corporation
                      Incorporated in the State of Nevada
                   Employer Identification Number 76-0251547

                           909 Frostwood, Suite 261
                             Houston, Texas 77024
                                (713) 461-5910


Condor West Corporation (1) HAS FILED all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) HAS BEEN subject to such filing requirements for the past 90 days.

As of July 8, 1999, there were outstanding 14,939,468 shares of Condor West Corporation Common Stock, par value $.001.

                            CONDOR WEST CORPORATION
                              Index to Form 10-Q

                                    Part I


FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of February 28, 1999 and
     May 31, 1998

Statements of Loss for the Three Months and Nine
     Months Ended February 28, 1999 and 1998

Statements of Cash Flows for the Three Months and
     Nine Months Ended February 28, 1999 and 1998

Notes to Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Part II


OTHER INFORMATION

     Item 6

SIGNATURES

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial statements

                            CONDOR WEST CORPORATION
                       (A development stage enterprise)
                                Balance sheets

                                                       February 28,   May 31,
                                                          1999         1998
                                                       (Unaudited)
                                                       -----------  ----------
ASSETS
  Current assets:
    Cash                                               $       -    $       -
                                                       ---------    ---------
      Total current assets                                     -            -
                                                       ---------    ---------
  Office and computer equipment, net of
    accumulated depreciation of $140                           -            -
                                                       ---------    ---------

  Other assets                                                 -            -
                                                       ---------    ---------
       Total assets                                    $       -    $       -
                                                       =========    =========

LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses              $   1,272    $       -
                                                       ---------    ---------
      Total current liabilities                            1,272            -
                                                       ---------    ---------
      Total liabilities                                    1,272            -
                                                       ---------    ---------

  Commitments and contingencies                                -            -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share,
    35,000,000 shares authorized,
    14,939,468 shares issued and outstanding              14,940       14,940
  Capital in excess of par value                         366,344      364,744
  Deficit accumulated during the
    development stage                                   (382,556)    (379,684)
                                                       ---------    ---------
      Total stockholders' equity (deficit)                (1,272)           -
                                                       ---------    ---------
      Total liabilities and stockholders' equity       $       -    $       -
                                                       =========    =========

The accompanying notes are an integral part of this financial information.

                            CONDOR WEST CORPORATION
                       (A development stage enterprise)
                              Statements of Loss

                                                      Three Months Ended                                 Nine Months Ended
                                                         February 28,                                       February 28,
                                              -------------------------------------             ----------------------------------
                                                  1999                     1998                     1999                    1998
                                               (Unaudited)              (Unaudited)             (Unaudited)            (Unaudited)
                                              ------------              -----------             -----------            -----------
Revenues                                       $         -              $         -             $         -            $         -
                                               -----------              -----------             -----------            -----------
Expenses:
  Depreciation and amortization                          -                        -                       -                      -
  Salaries and fees for services                         -                        -                       -                      -
  Other general and administrative                   1,272                    1,275                   2,872                  1,275
                                               -----------              -----------             -----------            -----------
    Total expenses                                   1,272                    1,275                   2,872                  1,275
                                               -----------              -----------             -----------            -----------
    Income (loss) from operations                   (1,272)                  (1,275)                 (2,872)                (1,275)

Other income (expenses):
  Interest                                               -                        -                       -                      -
                                               -----------              -----------             -----------            -----------

    Net (loss)                                     ($1,272)                 ($1,275)                ($2,872)               ($1,275)
                                               ===========              ===========             ===========            ===========

Basic earnings per share                            ($0.00)                  ($0.00)                 ($0.00)                ($0.00)
                                               ===========              ===========             ===========            ===========

Weighted average number
  of shares outstanding                         14,841,107               14,841,107              14,841,107             14,841,107
                                               ===========              ===========             ===========            ===========

The accompanying notes are an integral part of this financial information.

                            CONDOR WEST CORPORATION
                       (A development stage enterprise)
                           Statements of Cash Flows

                                                              Three Months Ended                            Nine Months Ended
                                                                 February 28,                                  February 28,
                                                        -----------------------------                ------------------------------
                                                           1999                1998                    1999                 1998
                                                        Unaudited           Unaudited                Unaudited            Unaudited
                                                        ---------           ---------                ------------------------------
Cash flows from operating activities:
  Net (loss)                                             ($1,272)             $1,275                  ($2,872)             ($1,275)
Adjustments to reconcile net loss to net cash
  used in operating activities
  Increase in accounts payable and accrued expenses        1,272                   -                    1,272                    -
  Operating expenses paid by shareholders                                      1,275                    1,600                1,275
                                                        --------              ------                 --------             --------
    Net cash flows from operating activities                   -                   -                        -                    -
                                                        --------              ------                 --------             --------

Cash flows from investing activities                           -                   -                        -                    -
                                                        --------              ------                 --------             --------

Cash flows from financing activities                           -                   -                        -                    -
                                                        --------              ------                 --------             --------
    Net increase in cash and cash equivalents                  -                   -                        -                    -

Cash and cash equivalents, beginning of period                 -                   -                        -                    -
                                                        --------              ------                 --------             --------
Cash and cash equivalents, end of period                $      -              $    -                 $      -             $      -
                                                        ========              ======                 ========             ========

Supplementary cash flow information:
  Non-cash investing and financing activities:
    Operating expenses paid by shareholders             $      -              $1,275                 $  1,600             $  1,275

The accompanying notes are an integral part of this financial information

                            CONDOR WEST CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of presentation:
The financial statements include the accounts of Condor West Corporation, which has no subsidiaries. The balance sheet as of February 28, 1999, the statements of loss for the three months and nine months ended February 28, 1999 and 1998, and the statements of cash flows for the three months and nine months ended February 28, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of February 28, 1999 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normal included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended May 31, 1998 filed with the United States Securities and Exchange Commission (SEC) on January 20, 1999.

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

                            CONDOR WEST CORPORATION

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company had no operations during the quarters ending February 28, 1999 or 1998. The Company is dormant and management continues to pursue business opportunities. However, it did incur operating expenses of $1,272 during the quarter ended February 28, 1999, compared to $1,275 during the comparable quarter of the preceding year. The difference is the result of timing in the incurring of expenses necessary to maintain the corporate entity and to file required reports.

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

This Form 10-Q includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-Q contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-Q include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competitive and other factors, all as more fully described in the Company's Report on Form 10-K for the period ended May 31, 1998 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

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