Form 10-K405
period 1999-05-31
CONDOR WEST CORP
filed 1999-08-16
CIK 831378

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      May 31, 1999
                         --------------------

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
       OF 1934

For the transition period from                       to
                              ------------------------------------------------

Commission file number              33-20966
                      --------------------------------------------------------

                            CONDOR WEST CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Nevada                                     No. 76-0251547
-------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
Of incorporation or organization)

909 Frostwood, Suite 261
Houston, Texas                                            77024
-------------------------------------------------------------------------------
(Address of principal executive offices)                 Zip Code

Registrant's telephone number, including area code      (713) 461-5910
                                                  -----------------------------

8547 Arapaho Road, Suite 416J, Greenwood Village, CO 80112
-------------------------------------------------------------------------------
         (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock (Par Value $.001 Per Share)
-------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                             -------   -------

          14,939,468 Common Shares were outstanding as of May 31, 1999 with a market value of $0.00.

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

Item 6.  Selected Financial Data

                                                                   Fiscal Years Ended May 31,
                          ---------------------------------------------------------------------------------------------------------
                                  1999                 1998                  1997                  1996                  1995
                          ----------------     ------------------    ------------------    --------------------    ----------------
Total assets              $           -0-      $             -0-     $             -0-     $              889      $      202,915
Long term debt                        -0-                    -0-                   -0-                     -0-            200,000
Preferred stock                       -0-                    -0-                   -0-                     -0-                 -0-
Net revenue                           -0-                    -0-                   -0-                     -0-                 -0-
Net loss                          (4,932)                (1,275)               (7,630)               (290,063)            (26,266)
Loss per share                      (.00)                  (.00)                 (.00)                   (.02)               (.01)

During the five year period ended May 31, 1999 there were no changes in accounting methods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At May 31, 1999, the Company remains a development stage enterprise without any business operations. The Company's officers and directors will continue to seek investment capital and possible merger or acquisition candidates. As the Company has no source of funds and no working capital, it plans to finance expenses incident to maintenance of its corporate status, including legal, accounting, filing fees, and other similar costs, primarily through advances from its officers and directors, or from the sale of additional shares.


RESULTS OF OPERATIONS

Development stage loss increased to $4,932 for fiscal 1999 from $1,275 for fiscal 1998. The decreases were attributable to the timing of audit and other fees included other general and administrative expenses.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants during the current fiscal year, and there was no disagreements with the Company's independent certified public accountants regarding accounting and financial disclosure matters.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The following person are the directors and (where indicated) executive officers of the Company and have served in their respective positions since the indicated dates:

Name                          Age     Position
Dr. Everett Renger (1)        55      Chairman
Carl D. Nation (1)            63      President, CEO (elected 9/10/97)
Steven R. Paige (1)           36      Executive Vice-President
Terrance L. Rasmussen (1)     36      Vice President, Secretary & Treasurer

(1) Joined Company on May 7, 1990

Dr. Everett Renger has been a practicing orthodontist in Houston, Texas since
------------------
1973. He received both a Bachelor of Science and a Doctor of Dental Science degrees from Baylor University and a Master of Science (orthodontics) from the University of Texas Dental School. Dr. Renger is a member of the American Association of Orthodontists, Southwest Society of Orthodontists, American Dental Association, Texas Dental Association, Houston District Dental Society, Baylor Dental Alumni Association and the University of Texas orthodontic Alumni Association. He is currently serving on the Peer Review Committee of the Houston District Dental Society and is President of Wilson Radiographic Centers of Houston.

Mr. Carl D. Nation founded Super Brakes, Inc. in 1981.  He, along with Dr.
------------------
Renger, acquired controlling interest in the Company in 1990 in order to provide a public vehicle to facilitate growth in the automotive after-market field. Mr. Nation has been a self-employed financial consultant in the Fort Worth, Texas area for the past fifteen years representing several major industries, including precious metals, banks municipalities and various government and private businesses. Effective June 1, 1995, Mr. Nation became a full time employee of the company; his full time employment terminated prior to May 31, 1996. Mr. Nation has held a prior position as Vice President and General Manager of Insurers of America, representing Lloyds of America. Mr. Nation completed an executive management program that consisted of six months manufacturing, shipping and receiving, inventory control and sales management. Upon completion he served as marketing director for the Northeastern United States for Kelsey-Hayes Company, a major manufacturer of disc brakes. He managed sales personnel, opened new distribution channels, organized sales and product clinics through automotive, manufacturing, warehousing, national accounts, mass merchants, municipalities and state governments. He then became the district manager of the New England district for Monroe Auto Equipment Company, a manufacturer of shock absorbers. While with Monroe, he directed the sales force, marketing products through national accounts, mass merchants, automotive distribution centers, jobbers and dealers. He also organized and instructed approximately fifty product and sales clinics annually. His responsibilities included administration, sales training and new distribution and arranging credit through financial institutions for new customers. Before that, he was the marketing director of nine northeastern states for Belden Corporation, a manufacturer of electrical wire and cable. He held a prior position as the operations department manager for Hartford National Bank. Mr. Nation was honorably discharged from the United States Marine Corps.

Mr. Steven R. Paige graduated from the University of New York at Albany in
-------------------

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

Mr. Terrance L. Rasmussen has been employed in a management position with Hilti
-------------------------
Corporation since 1990. His responsibilities include inventory control and internal auditing. Prior to that he was employed by A & A Plate Service, Inc. and Sears, Roebuck and Company in computerized accounting systems. Additional areas of experience accounts payable, accounts receivable, payroll and tax consulting. Mr. Rasmussen has also analyzed company operations for purposes of recommending changes for improvement, and potential companies for take-over based on profitability potential. Major projects included areas of real estate, manufacturing and agriculture. Mr. Rasmussen is licensed by NASD and was an account executive for a national brokerage firm where he developed corporate and individual accounts. He provided guidance to clients, determined investment objectives and developed solid portfolios according to the objectives using stocks, bonds, and mutual funds. He received a Bachelors degree in business, management and finance from Iowa State university in Ames, Iowa, and attended the Metropolitan State University in Minneapolis, Minnesota where he obtained a degree in accounting. Mr. Rasmussen is also a CPA.

Item 11.  Management remuneration

Through May 31, 1995, the Company's officers received no compensation. Compensation paid to officers during the year ended May 31, 1996 aggregated $191,807, paid to three officers; no single officer received compensation in excess of $100,000. All officers terminated employment prior to May 31, 1996, and no compensation was paid during the year ended May 31, 1998 or 1999. The Company has not adopted any stock option plans, long term compensation payouts, deferred compensation plans, incentive plans, pension plans, change-in-control arrangements, or other compensation plans. The Company's officers are reimbursed for reasonable business expenses incurred in connection with their activities on its behalf.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Officers and Directors, and persons beneficially owning more than 5% of the 14,939,468 shares of common stock outstanding at May 31, 1999 were as follows:

Name                   Officer          Director          Shares         Percent
Dr. Everett Renger       Yes               Yes          5,325,000 (1)      35.6%
Carl D. Nation           Yes               Yes          5,325,000 (1)      35.6
Steven R. Paige          Yes               Yes          1,000,000           6.7
Terrance L. Rasmussen    Yes               Yes            300,000           2.0
All officers and
 directors as a group                                  11,950,000          79.9

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

During the year ended May 31, 1999, certain officers and directors paid expenses of the Company without seeking reimbursement and without receiving stock therefor. The amounts paid were as follows:

     Paid by                                                       Amount
       Dr. Everett Renger                                            $3,660
       Carl Nation                                                      -0-
                                                              -------------
          Total                                                      $3,660
                                                              =============


All of the amounts paid are included in Other operating expenses in the accompanying financial statements.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports of Form 8-K

    Exhibit 27 -- Financial Data Schedule

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                        REQUIRED BY ITEMS 8 AND ITEM 13



                                     INDEX

A.   Financial statements
     --------------------

     Reports of independent certified public accountants

     Balance sheets, May 31, 1999 and 1998

     Statements of loss for the periods ended
        May 31, 1999, 1998, and 1997

     Statements of stockholders' equity for the years ended May 31, 1999, 1998, and 1997

     Statements of cash flows for the periods ended
        May 31, 1999, 1998 and 1997

     Notes to consolidated financial statements


B.   Financial statement schedules
     -----------------------------

Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

[LETTERHEAD OF BATEMAN & CO., INC., P.C.]


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders
Condor West Corporation
Houston, Texas

We have audited the accompanying balance sheets of Condor West Corporation, (a development stage enterprise) as of May 31, 1999 and 1998 and the related statements of loss, stockholders' equity, and cash flows for the periods ended May 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condor West Corporation (a development stage enterprise) as of May 31, 1999 and 1998 and the results of its operations and cash flows for the periods ended May 31, 1999, 1998, and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has exhausted all its cash and has no operations, employees, or assets. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       BATEMAN & CO., INC., P.C..

Houston, Texas
July 6, 1999

                                                                                           CONDOR WEST CORPORATION
                                                                                  (A development stage enterprise)
                                                                                                    Balance Sheets
                                                                                             May 31, 1999 and 1998
------------------------------------------------------------------------------------------------------------------
                                                                                     1999              1998
                                                                                --------------     --------------
ASSETS
  Current assets:
    Cash                                                                        $            -     $            -
                                                                                --------------     --------------
      Total current assets                                                                   -                  -
                                                                                --------------     --------------
  Property and equipment                                                                     -                  -
                                                                                --------------     --------------
      Total assets                                                              $            -     $            -
                                                                                ==============     ==============
LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                                       $        1,272     $            -
                                                                                --------------     --------------
      Total current liabilities                                                          1,272                  -
                                                                                --------------     --------------
      Total liabilities                                                                  1,272                  -
                                                                                --------------     --------------
  Commitments and contingencies                                                              -                  -

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 35,000,000 shares authorized,
     14,939,468 shares issued and outstanding                                           14,940             14,940
  Capital in excess of par value                                                       368,404            364,744
  Deficit accumulated during the development stage                                    (384,616)          (379,684)
                                                                                --------------     --------------
      Total stockholders' equity                                                        (1,272)                 -
                                                                                --------------     --------------
      Total liabilities and stockholders' equity                                $            -     $            -
                                                                                ==============     ==============

The accompanying notes are an integral part of these statements.

                                                                                                           CONDOR WEST CORPORATION
                                                                                                  (A development stage enterprise)
                                                                                          Statements of Loss For The Periods Ended
                                                                                                      May 31, 1999, 1998, and 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                     Cumulative
                                                     October 8,
                                                        1987
                                                       through                            Years Ended May 31
                                                       May 31,          ---------------------------------------------------------
                                                        1999                 1999                 1998                 1997
                                                   ---------------      ---------------      ---------------      ---------------
 Revenues                                          $           191      $             -      $             -      $             -
                                                   ---------------      ---------------      ---------------      ---------------
Operating expenses:
  Depreciation and amortization                             40,326                    -                    -                    -
  Salaries and fees for services                           210,696                    -                    -                    -
  Other general and administrative                         129,677                4,932                1,275                7,630
                                                   ---------------      ---------------      ---------------      ---------------
    Total operating expenses                               380,699                4,932                1,275                7,630
                                                   ---------------      ---------------      ---------------      ---------------
    (Loss) from operations                                (380,508)              (4,932)              (1,275)              (7,630)

Other income (expense)
  Interest expense                                          (4,108)                   -                    -                    -
                                                   ---------------      ---------------      ---------------      ---------------
    (Loss) before taxes on income                         (384,616)              (4,932)              (1,275)              (7,630)

  Provision for income taxes                                     -                    -                    -                    -
                                                   ---------------      ---------------      ---------------      ---------------
     Net (loss)                                    $      (384,616)     $        (4,932)     $        (1,275)     $        (7,630)
                                                   ===============      ===============      ===============      ===============

 Basic earnings (loss) per common share                                 $        (0.000)     $        (0.000)     $        (0.001)
                                                                        ===============      ===============      ===============
Weighted average number of shares outstanding                                14,841,107           14,841,107           14,841,107
                                                                        ===============      ===============      ===============

The accompanying notes are an integral part of these statements.

                                                                                         CONDOR WEST CORPORATION
                                                                                (A development stage enterprise)
                                                          Statements of Stockholders' Equity For The Years Ended
                                                                                    May 31, 1999, 1998, and 1997
----------------------------------------------------------------------------------------------------------------
                                                                                       Deficit
                                                                                      Accumulated
                                                                   Additional         During the
                                         Common Stock               Paid In           Development
                                       Shares        Amount         Capital              Stage         Total
                                     ----------     ---------     ------------        -----------    ----------
 Balances, May 31, 1996              14,939,468     $  14,940     $    356,728        $  (370,779)   $      889

 Expenses paid by share-
   holders for which no                                                                                       -
   shares were issued                         -             -            6,741                            6,741
 Services contributed by affiliated
    company for which no shares
    were issued                                                                                               -
 Development stage net (loss)                                                              (7,630)       (7,630)
                                     ----------     ---------     ------------        -----------    ----------
 Balances, May 31, 1997              14,939,468        14,940          363,469           (378,409)            -

 Expenses paid by share-
   holders for which no
   shares were issued                         -             -            1,275                  -         1,275
 Development stage net (loss)                                                              (1,275)       (1,275)
                                     ----------     ---------     ------------        -----------    ----------
 Balances, May 31, 1998              14,939,468        14,940          364,744           (379,684)            -

 Expenses paid by share-
   holders for which no
   shares were issued                         -             -            3,660                            3,660
 Development stage net (loss)                                                              (4,932)       (4,932)
                                     ----------     ---------     ------------        -----------    ----------
 Balances, May 31, 1999              14,939,468     $  14,940     $    368,404        $  (384,616)   $   (1,272)
                                     ==========     =========     ============        ===========    ==========

The accompanying notes are an integral part of these statements.

                                                         CONDOR WEST CORPORATION
                                                (A development stage enterprise)
                                  Statements of Cash Flows For The Periods Ended
                                                    May 31, 1999, 1998, and 1997
================================================================================

                                                                  Cumulative
                                                                  October 8,
                                                                        1987
                                                                     through
                                                                     May 31,                      Years Ended May 31
                                                                                 -------------------------------------------------
                                                                        1999           1999               1998            1997
                                                                  -----------    ------------       ------------     -------------
 Cash flows from operating activities:
  Net (loss)                                                      $(384,616)     $    (4,932)       $    (1,275)     $     (7,630)

 Adjustments to reconcile  net income to cash provided
     (used) by  developmental stage activities:
     Operating expenses incurred by issuance
       of stock                                                      15,851                -                  -                 -
     Increase (decrease) in accounts payable and
       accrued expenses                                               1,272            1,272                  -                 -
     Increase (decrease) in accounts payable,
       related party                                                (19,475)               -                  -                 -
     Operating expenses paid by shareholders                         11,676            3,660              1,275             6,741
     Writeoff of office and computer equipment                          836                -                  -               836
     Increase (decrease) in accrued interest                          1,397                -                  -                 -
     Depreciation and amortization                                   40,326                -                  -                 -
                                                                  ---------      -----------        -----------      ------------
       Net cash provided (used) by operating
         activities                                                (332,733)               -                  -               (53)
                                                                  ---------      -----------        -----------      ------------

 Cash flows from investing activities:
   Acquisition of office and computer equipment                        (976)               -                  -                 -
   Increase in organization costs                                   (23,646)               -                  -                 -
                                                                  ---------      -----------        -----------      ------------
       Net cash provided (used) by investing
         activities                                                 (24,622)               -                  -                 -
                                                                  ---------      -----------        -----------      ------------
 Cash flows from financing activities:
   Proceeds from sale of common stock                                20,625                -                  -                 -
   Proceeds from notes payable, related party                       300,000                -                  -                 -
   Increase in account payable, related party                         2,905                -                  -                 -
   Liability assumed by parent                                       33,825                -                  -                 -
                                                                  ---------      -----------        -----------      ------------
       Net cash provided (used) by financing activities             357,355                -                  -                 -
                                                                  ---------      -----------        -----------      ------------
       Net increase (decrease) in cash and equivalents                    -                -                  -               (53)

 Cash and equivalents, beginning of period                                -                -                  -                53
                                                                  ---------      -----------        -----------      ------------
 Cash and equivalents, end of period                              $       -      $         -        $         -      $          -
                                                                  =========      ===========        ===========      ============

 Supplemental cash flow disclosures:
   Cash paid for interest                                         $       -      $         -        $         -      $          -
   Cash paid for income taxes                                             -                -                  -                 -
   Non-cash financing and investing activities:
     Common stock issued for services                                13,140                -                  -                 -
     Common stock issued for other assets                                10                -                  -                 -
     Common stock issued for debt and accrued interest              304,068                -                  -                 -

The accompanying notes are an integral part of these statements.

                                                        CONDOR WEST CORPORATION
                                               (A development stage enterprise)
                                 Statements of Cash Flows For The Periods Ended
                                                   May 31, 1999, 1998, and 1997
===============================================================================

                                                                  Cumulative
                                                                  October 8,
                                                                        1987
                                                                     through
                                                                     May 31,                        Years Ended May 31
                                                                                 ---------------------------------------------------
                                                                        1999            1999                 1998              1997
                                                                 -----------     ------------           ----------      ------------
    Operating expenses paid by shareholders for which
      no stock was issued                                             11,676           3,660                1,275             6,741

The accompanying notes are an integral part of these statements.

                                                         CONDOR WEST CORPORATION
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                                    May 31, 1999, 1998, and 1997
================================================================================


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

     Fair value of financial instruments and derivative financial instruments - The Company has adopted Statement of Financial Accounting Standards number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of long term debt approximates fair value because the interest rate on this instrument approximates a market interest rate. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect

                                                         CONDOR WEST CORPORATION
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                                    May 31, 1999, 1998, and 1997
================================================================================


     these estimates. At May 31, 1999 and 1998, the Company had no derivative financial instruments.

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

Note 2 - Issuance of stock:
Since its inception, the Company has issued shares of its common stock as follows:

                                                                             Price Per
     Date           Description                             Shares              Share          Amount
    -------------------------------------------------------------------------------------------------

                                                         CONDOR WEST CORPORATION
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                                    May 31, 1999, 1998, and 1997
===============================================================================

                    Transactions prior to
                    current year:
     10/8/87        Shares issued for cash                        750,000       $   .0275      $    20,625
     5/31/90        Shares issued in exchange
                    for debt                                      499,468           .0677           33,825
     12/1/94        Shares issued to officers
                    and directors for services                 20,281,680            .001           20,282
                    Less, shares subsequently
                    returned                                   (7,541,680)           .001           (7,542)
                                                            --------------                     ------------
                    Net shares issued for
                    services                                   12,740,000                           12,740
     12/1/94        Shares issued to acquire
                    all of the outstanding
                    stock of Super Brakes, Inc.                    10,000            .001               10
     6/30/95        Shares issued for debt
                    and accrued interest                          540,000            .563          304,068
     6/30/95        Shares issued for services                    200,000            .001              200
     8/08/95        Shares issued for services                    200,000            .001              200
                                                            -------------                      ------------
                    Cumulative total                           14,939,468                      $   371,668
                                                            =============                      ============

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

                                                         CONDOR WEST CORPORATION
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                                    May 31, 1999, 1998, and 1997
================================================================================



At May 31, 1999 and 1998, the Company had abandoned its plans to enter the retail automobile services field, and was engaged in seeking other business opportunities.

Note 3 - Federal income tax:
The Company follows Statement of Financial Accounting Standards number 109 (SFAS
109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No provision for currently refundable Federal income tax has been made in the accompanying statements of loss as no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not likely to be realized.

The current provision for refundable Federal income tax consists of the following:

                                                                               1999               1998
                                                                           ----------------------------
      Refundable Federal income tax attributable to:
        Current operations                                                 $    700            $   200
        Less, Limitation due to absence of prior
           year taxable income                                                 (700)              (200)
                                                                           ----------------------------
           Net refundable amount                                                  -                  -
                                                                           ============================

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of May 31, 1999 and 1998 are as follows:

                                                                                    1999              1998
                                                                           --------------------------------
     Deferred tax asset attributable to:
        Net operating loss carryover                                        $    130,700       $   129,000
        Less, Valuation allowance                                               (130,700)         (129,000)
                                                                           --------------------------------
          Net deferred tax asset                                                       -                 -
                                                                           ================================

At May 31, 1999, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

     Expires May 31,                                                      Amount
     ---------------------------------------------------           -------------
     2004                                                             $   16,233
     2005                                                                 10,857

                                                         CONDOR WEST CORPORATION
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                                    May 31, 1999, 1998, and 1997
================================================================================



     2006                                                             9,553
     2007                                                             8,904
     2008                                                             8,903
     2009                                                                 -
     2010                                                            26,266
     2011                                                           290,063
     2012                                                             7,630
     2013                                                             1,275
     2014                                                             4,932
                                                                 ----------
Total net operating loss carryover                               $  384,616
                                                                 ==========

Note 4 - Commitments:
The Company was previously obligated on two operating leases for automobiles requiring monthly payments of $1,342, and expiring in May 1998 and October 1998. In December 1995, the auto lease obligations were assumed by two officers of the Company and the related vehicles were retained by them. Because the obligations under these leases were assumed and paid by the officers, the Company incurred no rental expense during the years ended May 31, 1999, 1998, or 1997.

Note 5 - Year 2000 issues:
Inasmuch as the Company is dormant and does not own or utilize computers, management believes that the year 2000 issue relating to computers will not have a material effect on the Company's financial position.

Note 6 - Uncertainty, going concern:
At May 31, 1999, the Company had exhausted all of its cash and had no operations, employees, or assets. Although management is currently seeking additional business opportunities and sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions and to provide funds to pay for essential expenses until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 - New accounting pronouncements:
The Financial Accounting Standards Board has issued several new accounting pronouncements which may affect the Company in future years.

FASB Statement Number 129, Disclosure of Information about Capital Structure, is effective for periods ending after December 15, 1997, and establishes standards for disclosing information

                                                         CONDOR WEST CORPORATION
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                                    May 31, 1999, 1998, and 1997
================================================================================



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

                                                         CONDOR WEST CORPORATION
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                                    May 31, 1999, 1998, and 1997
================================================================================

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONDOR WEST CORPORATION


       July 9, 1999                         /s/ DR. EVERETT RENGER
Dated __________________                By ___________________________________
                                             Dr. Everett Renger
                                             Chairman of the Board


       July 9, 1999                         /s/ CARL D. NATION
Dated __________________                By ___________________________________
                                             Carl D. Nation, President, CEO,
                                             and Director


       July 9, 1999                         /s/ STEVEN R. PAIGE
Dated __________________                By ___________________________________
                                             Steven R. Paige, Executive Vice
                                             President and Director


       July 9, 1999                         /s/ TERRANCE RASMUSSEN
Dated __________________                By ___________________________________
                                             Terrance Rasmussen, Secretary,
                                             Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        July 9, 1999
Dated __________________


        /s/  DR. EVERETT RENGER
      _________________________________
      Dr. Everett Renger
      Chairman of the Board