Form 10-Q
period 1999-08-31
ONLINE INTERNATIONAL CORP /NV/
filed 1999-10-29
CIK 831378

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
                                -----------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended August 31, 1999

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

                                     Part I


FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of August 31, 1999 and
     May 31, 1999

Statements of Loss for the Three Months and Nine
     Months Ended August 31, 1999 and 1998

Statements of Cash Flows for the Three Months and
     Nine Months Ended August 31, 1999 and 1998

Notes to Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     Part II

OTHER INFORMATION

     Item 6

SIGNATURES

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial statements

                             CONDOR WEST CORPORATION
                        (A development stage enterprise)
                                 Balance sheets


                                                       August 31,     May 31,
                                                          1999         1999
                                                       (Unaudited)
                                                       -----------  ----------
ASSETS
  Current assets:
    Cash                                               $      --    $      --
                                                       ---------    ---------
      Total current assets                                    --           --
                                                       ---------    ---------
  Office and computer equipment, net of
    accumulated depreciation of $140                          --           --
                                                       ---------    ---------

  Other assets                                                --           --
                                                       ---------    ---------
       Total assets                                    $      --    $      --
                                                       =========    =========

LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses              $   1,272    $      --
                                                       ---------    ---------
      Total current liabilities                            1,272           --
                                                       ---------    ---------
      Total liabilities                                    1,272           --
                                                       ---------    ---------

  Commitments and contingencies                               --           --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share,
    35,000,000 shares authorized,
    14,939,468 shares issued and outstanding              14,940       14,940
  Capital in excess of par value                         366,344      364,744
  Deficit accumulated during the
    development stage                                   (382,556)    (379,684)
                                                       ---------    ---------
      Total stockholders' equity (deficit)                (1,272)          --
                                                       ---------    ---------
      Total liabilities and stockholders' equity       $      --    $      --
                                                       =========    =========

   The accompanying notes are an integral part of this financial information.

                             CONDOR WEST CORPORATION
                        (A development stage enterprise)
                               Statements of Loss




                                                      Three Months Ended                                 Nine Months Ended
                                                         August 31,                                         August 31,
                                              -------------------------------------             ----------------------------------
                                                  1999                     1998                     1999                    1998
                                               (Unaudited)              (Unaudited)             (Unaudited)            (Unaudited)
                                              ------------              -----------             -----------            -----------
Revenues                                       $        --              $        --             $        --            $        --
                                               -----------              -----------             -----------            -----------
Expenses:
  Depreciation and amortization                         --                       --                      --                     --
  Salaries and fees for services                        --                       --                      --                     --
  Other general and administrative                   1,272                    1,275                   2,872                  1,275
                                               -----------              -----------             -----------            -----------
    Total expenses                                   1,272                    1,275                   2,872                  1,275
                                               -----------              -----------             -----------            -----------
    Income (loss) from operations                   (1,272)                  (1,275)                 (2,872)                (1,275)

Other income (expenses):
  Interest                                              --                       --                      --                     --
                                               -----------              -----------             -----------            -----------

    Net (loss)                                     ($1,272)                 ($1,275)                ($2,872)               ($1,275)
                                               ===========              ===========             ===========            ===========

Basic earnings per share                            ($0.00)                  ($0.00)                 ($0.00)                ($0.00)
                                               ===========              ===========             ===========            ===========

Weighted average number
  of shares outstanding                         14,841,107               14,841,107              14,841,107             14,841,107
                                               ===========              ===========             ===========            ===========


   The accompanying notes are an integral part of this financial information.

                             CONDOR WEST CORPORATION
                        (A development stage enterprise)
                            Statements of Cash Flows




                                                              Three Months Ended                            Nine Months Ended
                                                                 August 31,                                    August 31,
                                                        -----------------------------                ------------------------------
                                                           1999                1998                    1999                 1998
                                                        Unaudited           Unaudited                Unaudited            Unaudited
                                                        ---------           ---------                ---------            ---------
Cash flows from operating activities:
  Net (loss)                                             ($1,272)             $1,275                  ($2,872)             ($1,275)
Adjustments to reconcile net loss to net cash
  used in operating activities
  Increase in accounts payable and accrued expenses        1,272                  --                    1,272                   --
  Operating expenses paid by shareholders                                      1,275                    1,600                1,275
                                                        --------              ------                 --------             --------
    Net cash flows from operating activities                  --                  --                       --                   --
                                                        --------              ------                 --------             --------

Cash flows from investing activities                          --                  --                       --                   --
                                                        --------              ------                 --------             --------

Cash flows from financing activities                          --                  --                       --                   --
                                                        --------              ------                 --------             --------
    Net increase in cash and cash equivalents                 --                  --                       --                   --

Cash and cash equivalents, beginning of period                --                  --                       --                   --
                                                        --------              ------                 --------             --------
Cash and cash equivalents, end of period                $     --              $   --                 $     --             $     --
                                                        ========              ======                 ========             ========

Supplementary   cash  flow   information:
  Non-cash   investing  and  financing activities:
    Operating expenses paid by shareholders             $     --              $1,275                 $  1,600             $  1,275


   The accompanying notes are an integral part of this financial information

                            CONDOR WEST CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


Note 1 -- Basis of presentation:
The financial statements include the accounts of Condor West Corporation, which has no subsidiaries. The balance sheet as of August 31, 1999, the statements of loss for the three months and nine months ended August 31, 1999 and 1998, and the statements of cash flows for the three months and nine months ended August 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of August 31, 1999 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normal included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended May 31, 1998 filed with the United States Securities and Exchange Commission (SEC) on January 20, 1999.

Note 2 -- The Company:
Condor West Corporation (the Company) is a Nevada corporation, incorporated on October 8, 1987, engaged in organizational activities, raising capital, and investigating business opportunities. Accordingly, the Company has no business operations and does not intend to engage in an active business until it acquires or combines with an operating enterprise.

To date, the Company's activities have been limited to its formation, the initial registration of its securities, and the identification and screening of potential business acquisitions. In its current development stage, management anticipates incurring substantial additional losses as it investigates business opportunities.

Note 3 -- Summary of significant accounting policies: Following is a summary of the Company's significant accounting policies:

     Basis of presentation -- The accounting and reporting policies of the Company conform to generally accepted accounting principles applicable to development stage enterprises.

     Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets which could affect the financial statements and future operations of the Company.

     Cash and cash equivalents -- For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than one year to be cash equivalents.

     Fair value of financial instruments and derivative financial instruments -- The Company has adopted Statement of Financial Accounting Standards number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of long term debt approximates fair value because the interest rate on this instrument approximates a market interest rate. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At the end of the current quarter, the Company had no derivative financial instruments.

     Office and computer equipment -- Office and computer equipment is stated at cost less accumulated depreciation, computed principally on the straight-line method over the estimated useful lives of the assets. Depreciation is taken on the straight-line method for tax purposes also, using lives prescribed by the Internal Revenue Code, which are similar to book basis lives.

     Federal income taxes -- Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Statement of Financial Accounting Standards number 109 Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

     Net income per share of common stock -- The Company has adopted FASB Statement Number 128, Earnings per Share, which became effective for periods ending after December 15, 1997, and simplified the standards for computing earnings per share; it also makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company did not have a complex capital structure requiring the computation of diluted earnings per share.

Note 4 -- Uncertainty, going concern:
At the end of the current quarter, the Company had exhausted all of its cash and had no operations, employees, or assets. Although management is currently seeking additional business opportunities and sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions and to provide funds to pay for essential expenses until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might resul4t from the outcome of this uncertainty.


Note 5 -- Comprehensive income:
FASB Statement Number 130, Reporting Comprehensive Income, became effective for fiscal years beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no comprehensive income other than net income during the periods included in the accompanying financial statements.

                             CONDOR WEST CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company had no operations during the quarters ending August 31, 1999 or 1998. The Company is dormant and management continues to pursue business opportunities. However, it did incur operating expenses of $1,272 during the quarter ended February 28, 1999, compared to $1,275 during the comparable quarter of the preceding year. The difference is the result of timing in the incurring of expenses necessary to maintain the corporate entity and to file required reports.

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

                                             CONDOR WEST CORPORATION


                                             By:  /s/ Everett Renger
                                             ----------------------------
                                             Dr. Everett Renger
                                             Co-Chairman

Date:  October 29, 1999