Form 10QSB
period 1999-10-31
ONLINE INTERNATIONAL CORP /NV/
filed 2000-02-09
CIK 831378

FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934.
          For the quarter ended October 31, 1999

     TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF --- 1934
          For the transition period from ___________ to ___________.

Commission file number 033-20966

                        Online International Corporation
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                 033-20966             76-0251547
    -------------------------------------------------------------------------
      (State of Incorporation) (Commission File Number) (IRS Employer No.)


                                 150 Laser Court
                               Hauppauge, NY 11788
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                               Tel. (516) 231-7575
   ---------------------------------------------------------------------------
                           (Issuer's telephone number)

                            909 Frostwood, Suite 261
                              Houston, Texas 77024
                                 (713) 461-5910
  -----------------------------------------------------------------------------
                 (Former address, if changed since last report)

     Check  whether  the  issuer  (1) FILED ALL  REPORTS  REQUIED TO BE FILED BY
Section 13 or 15(d) of the Exchange Act during the pat 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,818,547 COMMON SHARES; 7,800,156 SERIES A PREFERRED SHARES.

       TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES    NO X
                                                                     ---   ---


                                ---------------

Item  1.   Financial Statements


                        ONLINE INTERNATIONAL CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31,1999
                                  (UNAUDITED)

 ASSETS
------------------------------------
  Cash                                                                          $    29,179
  Accounts receivable, less allowance for doubtful accounts of $55,630              880,672
  Inventory                                                                         730,962
  Prepaid assets                                                                     82,616
  Due from employees                                                                 90,646
  Other current asset                                                                38,740
                                                                                -----------

       TOTAL CURRENT ASSETS                                                       1,852,815
                                                                                -----------

                   PROPERTY, at cost, less accumulated depreciation                 732,175
                                                                                -----------

OTHER ASSETS
  Investment in foreign lottery operation                                           100,000
  Loan Receivable                                                                   114,925
  Deferred taxes                                                                    174,600
  Due from former subsidiary                                                        166,349
  Deferred compensation trusts                                                      128,083
  Other Assets                                                                      187,774
                                                                                -----------

       TOTAL OTHER ASSETS                                                           871,731
                                                                                -----------

TOTAL ASSETS                                                                    $ 3,456,721
                                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  Bank line-of-credit                                                           $   690,000
  Current portion of obligations under capital leases                                49,588
  Accounts payable                                                                  655,465
  Accrued payroll & payroll taxes                                                    10,965
  Accrued expenses                                                                   66,377
                                                                                -----------

       TOTAL CURRENT LIABILITIES                                                  1,472,395
                                                                                -----------

  DEFERRED COMPENSATION                                                             128,083

  OBLIGATIONS UNDER CAPITAL LEASES, less current portion                            116,020
                                                                                -----------

TOTAL LIABILITIES                                                                 1,716,498
                                                                                -----------

STOCKHOLDERS' EQUITY
    5% preferred stock, no par value ;7,800,156 shares authorized,                1,584,855
          issued and outstanding
    Common stock, $.001 par value; 100,000,000 shares authorized,                     5,818
          5,818,547 shares issued; 5,617,089 outstanding
   Additional paid-in capital                                                     1,436,559
   Retained earnings (deficit)                                                   (1,287,009)
   Treasury stock,  201,458 shares                                                       --
                                                                                -----------

TOTAL STOCKHOLDERS' EQUITY                                                        1,740,223
                                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 3,456,721
                                                                                ===========

                        ONLINE INTERNATIONAL CORPORATION
                                 AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENT
                                  (UNAUDITED)


                                               3 MO.ENDED          3 MO.ENDED          9 MO.ENDED          9 MO.ENDED
                                               10/31/1999          10/31/1998          10/31/1999          10/31/1998
                                              ------------        ------------        ------------        ------------
Sales - net                                   $  1,936,371        $  1,876,237        $  5,976,978        $  6,826,182

Cost of goods sold                               1,848,093           1,585,640           5,312,295           5,618,886
                                              ------------        ------------        ------------        ------------

Gross profit                                        88,278             290,597             664,683           1,207,296

Selling, general & administrative                  180,168             433,431             717,696           1,410,176
Merger expenses                                    355,000                  --             355,000                  --
                                              ------------        ------------        ------------        ------------

Income (loss) from operations                     (446,890)           (142,834)           (408,013)           (202,880)

OTHER EXPENSE                                      (18,216)             (8,303)            (48,597)            (11,656)
                                              ------------        ------------        ------------        ------------

(LOSS) BEFORE INCOME TAXES                        (465,106)           (151,137)           (456,610)           (214,536)


Income tax expense (benefit)                            --                  --                  --                  --
                                              ------------        ------------        ------------        ------------

NET (LOSS)                                        (465,106)           (151,137)           (456,610)           (214,536)
                                              ============        ============        ============        ============


EARNINGS PER SHARE                            $      (0.03)       $      (0.01)       $      (0.03)       $      (0.02)
                                              ============        ============        ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING             13,369,486          13,307,400          13,328,323          13,307,400
                                              ============        ============        ============        ============

ONLINE INTERNATIONAL CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                               3 MONTHS ENDED    3 MONTHS ENDED    9 MONTHS ENDED    9 MONTHS ENDED
                                                              OCTOBER 31, 1999  OCTOBER 31, 1998  OCTOBER 31, 1999  OCTOBER 31, 1998
                                                              ----------------  ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(465,106)        $(151,137)        $(456,610)      $ (214,536)
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                   $  68,478            68,469           205,433         205,433
     Change in:
                    Accounts Receivable                              $ 232,082           368,479          (192,999)        129,759
                    Inventory                                        $(143,379)          (15,844)         (120,116)         97,850
                    Prepaid expenses and other current assets        $  (4,222)         (306,223)           10,034        (670,693)
                    Loan Receivable                                  $      --                --          (114,925)
                   Other assets                                      $  (8,648)               --          (130,012)
                   Accounts payable                                  $ 199,989           (82,666)          225,614        (163,189)
                   Accrued expenses and other current liabilities    $  (1,561)           11,190           (99,021)         42,508
                                                                     ---------         ---------         ---------       ---------
             NET CASH USED IN OPERATING ACTIVITIES                    (122,367)         (107,732)         (672,602)       (572,868)
                                                                     ---------         ---------         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Due from former subsidiary                                      $  14,171             7,907            40,324          56,519
     Acquisitions of property and equipment                          $ (32,679)           (9,038)          (69,695)        (39,326)
                                                                     ---------         ---------         ---------       ---------
             NET CASH  (USED IN) PROVIDED BY INVESTING ACTIVITIES      (18,508)           (1,131)          (29,371)         17,193
                                                                     ---------         ---------         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Line of Credit borrowings                                       $ 100,000           300,000           160,000         300,000
                                                                                                                         ---------
     Payments of obligations under capital leases                    $ (11,614)          (10,200)          (33,959)        (30,344)
                                                                     ---------         ---------         ---------       ---------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                  88,386           289,800           126,041         269,656
                                                                     ---------         ---------         ---------       ---------

NET (DECREASE) INCREASE IN CASH                                        (52,489)          180,937          (575,932)       (286,019)

CASH

Beginning of period                                                  $  81,668           404,928           605,111         871,884
                                                                     ---------         ---------         ---------       ---------

End of period                                                        $  29,179         $ 585,865         $  29,179       $ 585,865
                                                                     =========         =========         =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
     Interest                                                        $  18,284         $   7,769         $  52,020       $  19,994
                                                                     =========         =========         =========       =========
     Taxes                                                           $   7,672         $      --         $  15,897       $      --
                                                                     =========         =========         =========       =========

                        ONLINE INTERNATIONAL CORPORATION
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK            PREFERRED STOCK
                                       ------------------------   --------------------------      ADDITIONAL      RETAINED
                                        Number of      Par         Number of        Par            Paid-in        Earnings
                                         Shares       Value         Shares         Value            Capital       (Deficit)
                                       ----------   -----------   ----------   -------------     ------------    -----------
Balance at January 31, 1997,
     as previously reported             2,486,950   $     2,487           250    $ 1,693,223    $ 1,331,522    $   256,239

2-for-1 common stock split
    effective July 14, 1998             2,486,950            --            --             --             --             --

33,334-for-1 preferred stock
     split, effective July 14, 1998            --            --     8,333,250             --             --             --
                                        ---------   -----------     ---------    -----------    -----------    -----------

Balance at January 31, 1997,
     as restated                        4,973,900         2,487     8,333,500      1,693,223      1,331,522        256,239

Conversion of preferred stock             533,344           267      (533,344)      (108,368)       108,101             --

Net Income for year ended
     January 31, 1997                          --            --            --             --             --         68,027
                                        ---------   -----------     ---------    -----------    -----------    -----------

Balance at January 31, 1998             5,507,244         2,754     7,800,156      1,584,855      1,439,623        324,266

Change in par value resulting
     from July 14, 1998 stock split            --         2,753            --             --         (2,753)            --

Net loss for year ended
     January 31, 1999                          --            --            --             --             --     (1,154,665)
                                        ---------   -----------     ---------    -----------    -----------    -----------

Balance at January 31, 1999             5,507,244         5,507     7,800,156      1,584,855      1,436,870       (830,399)

Additional stock issued from
     merger on September 9, 1999          311,303           311            --             --           (311)            --

Net loss for nine months ended
     October 31, 1999                          --            --            --             --             --       (456,610)
                                        ---------   -----------     ---------    -----------    -----------    -----------

TOTAL STOCKHOLDERS' EUITY AT
     October 31, 1999                   5,818,547   $     5,818     7,800,156    $ 1,584,855    $ 1,436,559    $(1,287,009)
                                        =========   ===========     =========    ===========    ===========    ===========

                                             TREASURY STOCK
                                          ------------------------
                                           Number of      Par
                                            Shares       Value        Total
                                          ----------   ---------   -----------
Balance at January 31, 1997,
     as previously reported                     --           $--   $ 3,283,471

2-for-1 common stock split
    effective July 14, 1998                     --            --            --

33,334-for-1 preferred stock
     split, effective July 14, 1998             --            --            --
                                          --------   -----------   -----------

Balance at January 31, 1997,
     as restated                                --            --     3,283,471

Conversion of preferred stock                   --            --            --

Net Income for year ended
     January 31, 1997                           --            --        68,027
                                          --------   -----------   -----------

Balance at January 31, 1998                     --            --     3,351,498

Change in par value resulting
     from July 14, 1998 stock split             --            --            --

Net loss for year ended
     January 31, 1999                           --            --    (1,154,665)
                                          --------   -----------   -----------

Balance at January 31, 1999                     --            --     2,196,833

Additional stock issued from
     merger on September 9, 1999           201,458            --            --

Net loss for nine months ended
     October 31, 1999                           --            --      (456,610)
                                          --------   -----------   -----------

TOTAL STOCKHOLDERS' EUITY AT
     October 31, 1999                      201,458            --   $ 1,740,223
                                          ========   ===========   ===========




NOTES TO THE UNAUDITED FINANCIAL STATEMENTS:

The accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statement included in the Company's annual report for the year ended January 31, 1999. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 1999 are not necessarily indicative of the results that can be expected for the year ending January 31, 2000.

INVENTORIES

Inventories at October 31, 1999 consist of the following:

                          Raw Materials:     $427,126
                          Work-in-process:     75,967
                          Finished goods:     227,869
                                             --------
                                             $730,962

MERGER TRANSACTION

On September 9, 1999 ("the merger date") the corporation previously known as Online International Corporation ("old Online") merged with Condor West Corporation ("Condor") a publicly traded Nevada corporation with no material assets, liabilities or operations. Prior to the merger, Condor effected a 48-for-1 reverse stock split. Condor was the surviving legal entity and old Online ceased to exist. Condor, however, changed its name to Online International Corporation ("new Online").

Each common shareholder of old Online (5,507,244 issued and outstanding on the merger date) received one share of new Online common for each share of old Online common. Each holder of old Online Series A Preferred shares (7,800,156 issued and outstanding on the merger date) received one share of new Online Series A Preferred for each share of old Online Series A Preferred. Each common shareholder of Condor (311,303 issued and outstanding on the merger date) received one share of new Online common for each share of Condor common. Old Online had previously purchased 201,458 shares (included in the 311,303 issued and outstanding) of Condor common stock for $275,000; these shares resulted in the creation of treasury stock in new Online.

Although Condor (now with the legal name of Online International Corporation) is legally the surviving corporation, old Online is the continuing, surviving entity for accounting purposes. The accounting for the transaction is similar to a reverse takeover wherein old Online was merged into Condor. For financial reporting purposes the transaction is being recorded as if old Online issued 311,303 new shares of common stock of which 201,458 were recorded as treasury shares with no cost. The $275,000 paid for the Condor shares, along with $80,000 of professional fees incurred, has been recorded as merger expense in the statement of operations.

The Series A Preferred shares of new Online have rights that exceed those of the Series A Preferred shares of old Online. Each new Series A Preferred share has the same voting rights as a share of common stock except that in the case of certain defaults the Series A Preferred acquires additional rights. Also, the old limitation, under which holders of Series A Preferred could only convert enough shares to common to give them 20% of the outstanding common shares has been eliminated.

STOCK OPTIONS

In September 1999 the Company adopted an incentive stock option plan ("ISO"). Contemporaneously with the adoption of the plan, 700,000 options were granted to employees and directors of the Company. The options vest in one year from the grant date. Each option gives the holder the right to buy one share of common share of common stock for one dollar ($1.00). The options are exercisable over a three year period from the date of grant. The Company accounted for the granting of the options under the intrinsic value method. There would not have been a material difference in the net loss had the Company instead determined the cost based on the fair value of the options granted.

Item 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSES OR PLAN OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     The consolidated financial statements reflect the combined operations of Condor and Online International Corporation. Condor had no material assets, liabilities or operations prior to the merger as discussed in the Notes to the financial statements.

     The Company's cash position at October 31, 1999 was $29,179 a decrease of $575,932 from January 31, 1999. This decrease is attributable to the use of funds to support the operations of the lottery management segment of the Company. During the first two fiscal quarters of the year the lottery management segment of the Company continued to support its existing contract in Cambodia as well as pursue lottery management opportunities in Liberia and other areas. Approximately $80,000 was used to purchase instant lottery tickets for the games in Cambodia; $51,000 was used to pursue the Liberian contract; $67,000 was paid to various consultants working on these projects. The Company also incurred merger expenses of $355,000 as discussed in the notes to the financial statements.

     Inventories on hand increased approximately $120,000 because the manufacturing segment of the Company was in the start up phase of a new contract and built up finished goods inventories of its existing products while maintaining raw materials for the new project. The Company anticipates that the financial impact of the new contract will not be recognized until the first quarter of the fiscal year ending January

2001, as shipments in this fiscal year will not be significant, however costs will be incurred during the current fiscal year to modify the equipment to meet the specifications of the product.

     The manufacturing segment of the business has obtained a three-year contract requiring certain capital and operating expenditures. The short-term cash flows of the Company are sufficient to fund day to day operations, however long term borrowings of approximately $450,000 are projected within the next fiscal quarter to purchase new equipment as well as improve existing equipment for the newly acquired contract. The Company believes it will secure such funding without difficulty.

     The lottery management segment of the business has experienced limited activity, however, management is in the process of preparing a business plan that will address its strategy for the upcoming fiscal year.

     Accounts receivable at October 31, 1999 were $880,672. The lottery and parimutuel products industry is controlled by a limited number of contractors. During the three months ended October 31, 1999, approximately 72% of the Company's sales were to two contractors. In addition, approximately 57% of the accounts receivable balance at October 31, 1999 are due from these contractors. The Company has not experienced any collection difficulties.

     Working capital at October 31, 1999 was $380,420 a decrease of $563,154 from the working capital of $943,574 at January 31, 1999. This decrease in working capital is attributable to a decrease in cash offset by an increase in inventories and accounts receivable at October 31, 1999.

     The Company is in the process of converting its bank line of credit to a 4 year term loan. This will be completed prior to its fiscal year end, January 31, 1999.

     The ratio of current assets to current liabilities is 1.3 to 1 at October 31, 1999 compared to 1.8 to 1 at January 31, 1999. This change is mainly attributable to the increase in accounts payable coupled with the decrease in cash.

     The Company is committed to providing high quality products and service into the year 2000 and beyond. The Company has prepared its systems and operations to be year 2000 compliant. Costs to the Company included capital purchases and operating expenses. Additionally, the Company has received confirmation from its primary vendors and customers of Y2K compliance.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED OCTOBER 31, 1998 TO THREE MONTHS ENDED OCTOBER 31, 1999

     Sales in the three months ended October 31, 1999 remained consistent with the sales in the three months ended October 31, 1998.

     The gross profit percentage was 4.5% in the quarter ended October 31, 1999 compared to 15% in the quarter ended October 31, 1998. This 10.5% decrease is attributable to the additional labor and manufacturing costs incurred in the start up phase of the newly obtained contract. The initial production run of the new contract resulted in unforeseen technical and mechanical difficulties. The Company believes the costs incurred will have a positive impact on the profitability of the contract in the long term.

     The consolidated loss from operations for the three months ended October 31, 1999 was ($446,890). During the quarter ended October 31, 1999, the Company merged as discussed in the footnotes to the financial statements at a cost of $355,000.

     The Company began ISO 9002 certification efforts during the quarter ended October 31, 1999. ISO is an internationally recognized quality assurance standardization program. Completion of this project is scheduled for the first quarter of fiscal year 2001. Costs associated with this program will be approximately $45,000.

     NINE MONTHS ENDED OCTOBER 31, 1998 TO NINE MONTHS ENDED OCTOBER 31, 1999

     Year to date sales at October 31, 1999 were $849,000 lower than the year to date sales for the nine months ended October 31, 1998. This decrease is primarily attributable to the decrease in sales to two customers. The decrease in sales is due to competitive price reductions, coupled with an increase in footage (ticket yield) per roll to the major customers. The Company has maintained its market share of these customers in the nine months ended October 31, 1999.

     The gross profit percentage for the nine months ended October 31, 1999 was 11% as compared to 18% for the nine months ended October 31, 1998. This decrease is attributable to the price changes discussed above as well as the start up costs related to the new contract.

     Selling, general and administrative expenses for the nine months ended October 31, 1999 were $717,696 compared to $1,410,176 for the nine month period ended October 31, 1998. This $692,000 decrease is attributable to the lottery management segment reducing its consulting staff and travel expenses related to its international business operations.

     The consolidated loss for the nine months ended October 31, 1999 was ($456,610), comprised of net income before taxes of $181,988 in the manufacturing segment of the Company and a net loss of ($638,598) in the lottery management segment of the Company. The loss for the lottery management segment of the business includes a $355,000 merger expense as described in the footnotes to the financial statements. As previously mentioned, the lottery management segment has been virtually inactive since the second quarter of the fiscal year.

Item 6.  Exhibits and Reports on Form 8-K.

On February 7, 2000, the Registrant filed a report on Form 8-K to report a change in the Registrant's fiscal year.

On September 23, 1999, the Registrant filed a report on Form 8-K to report a change in control pursuant to a merger. At the time of the merger, the Registrant was known as Condor West Corporation. The merger was between Online International Corporation and the Registrant with the Registrant being the surviving company. As part of the merger, the Registrant changed its name to Online International Corporation. The Registrant reported the resignation of its existing directors and the election of three new directors. The Registrant also included the audited financial statements of the company that was merged into the Registrant and to whom control of the Registrant passed.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Online International Corporation

Date:    February 7, 2000    /s/ Stanley James White
                             ---------------------------------------
                             Stanley James White
                             Chief Executive Officer, President &
                             Secretary