Form 10-K
period 2000-01-31
ONLINE INTERNATIONAL CORP /NV/
filed 2000-06-13
CIK 831378

Item 1.  Business

Description of the Company's Business

      Online International Corporation ("Online") is engaged in the business of printing lottery tickets. The company is a Nevada corporation whose shares are registered with the U.S. Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934.


THE LOTTERY TICKET AND PARI-MUTUEL PRINTING BUSINESS

       Online, through its wholly owned subsidiary, Printing
Associates, Inc. ("Printing Associates"), which it acquired on January 31, 1997, is engaged in the business of designing, printing, and manufacturing lottery tickets and play slips for automated on-line contractors and on track and off-track betting. Online acquired Printing Associates from Galaxiworld.com. The acquisition was a share exchange in which Online issued 250 shares of Series A convertible preferred stock in exchange for all the issued and outstanding shares of Printing Associates.
      Subsequently, sixteen Series A preferred shares were converted into common shares and the Series A preferred shares were split on a 33,334-for-1 basis effective July 14, 1998, such that ultimately, 7,800,156 Series A preferred shares are now outstanding.

      The transaction was accounted for as a recapitalization of Printing Associates' equity in accordance with the consensus of the Emerging Issues Task Force No. 88-16. As a result, Printing
Associates recorded the issuance of common stock for the $1,320,000 of net monetary assets of Online on January 31, 1997. The common stock formerly owned by Galaxiworld.com was recorded on its books as if it were converted to preferred stock. Galaxiworld.com retained control of Printing Associates due to the rights granted to the Series A Preferred shares. These terms include rights to convert the preferred shares into common shares, veto of certain board of directors decisions such as management appointments and compensation, fixed asset acquisitions and other rights. A detailed description of the rights associated with the Series A Preferred
Shares is set forth below under "DESCRIPTION OF THE SECURITIES TO BE DISTRIBUTED" at page 19.



ONLINE'S REPORTING STATUS

       Prior to September 1999, Online was neither a reporting company nor were its shares traded in any public market. On September 22, 1999, Online merged with and into Condor West Corporation in a share for share exchange in which Condor West was the surviving company and Online ceased to exist. Contemporaneously with the merger, Condor changed its name to Online International Corporation. Condor West was a reporting company at the time of the merger. Therefore, as a result of the merger, Online is now a fully reporting company that files quarterly and annual reports with the Securities and Exchange Commission ("SEC"). Shareholders may review these filings by visiting the SEC's web site at www.sec.gov and accessing Online's filings through the SEC's EDGAR database.

       Condor West was formed in Nevada in 1987 with a view towards combining with a business operation and had no business operations for the three years prior to the merger. From Online's inception until January 31, 1997, when it acquired Printing Associates, Online was in the lottery management consulting business.

PRINTING ASSOCIATES, INC. ONLINE'S WHOLLY OWNED SUBSIDIARY

       Printing Associates is a manufacturer of lottery and gaming tickets. Established on December 6, 1983, Printing Associates attributes its success over the last sixteen years to its state of the art manufacturing capabilities. The lottery industry experiences unpredictable, increasing lottery jackpots, which result in an increased consumer demand. Printing Associates has a competitive edge in that it has the capability to satisfy spontaneous increases in product demand with minimal lead times.

       The company has a reputation for producing a secure product with superior quality and delivering its products in a timely fashion. It manufactures in excess of 2.5 billion lottery tickets, 4 billion pari-mutuel (on and off-track betting) tickets and 200 million selection slips annually. The lottery and pari-mutuel products industry is controlled by a limited number of contractors that provide services to state lotteries and gaming concerns. These contractors, in turn, subcontract to Printing Associates to manufacture ticket rolls and selection slips. Printing Associates maintains a state of the art pre-press department staffed by technicians who work to insure that the product presented to the manufacturing department is perfect. As of January 31, 2000, Printing Associates had forty-five employees.

PRINTING ASSOCIATES' PRODUCT LINE

       Printing Associates is a manufacturer of printed products such as selection slips and ticket rolls. Lottery products require precision in manufacturing. Selection slips must be accurate within
 .005 of an inch tolerance in order for the lottery terminal to correctly read the data, transmit the data to a centralized database, and, in turn, generate a receipt, such as a lottery ticket. If a ticket turns out to be a winning ticket, it is considered a "financial instrument" due to the features that must be read by an electronic device to generate the receipt and the ticket holder's right to cash.

       Printing Associates is a pioneer in diverse printing capabilities mixing offset, flexographic and letter-press printing technologies in a single process. This makes the company's tickets virtually impossible to duplicate. Features vital to product security are incorporated into Printing Associate's manufacturing process. In addition the company is capable of individually identifying each ticket with a unique serial number. Printing Associates has the technology to track these serial numbers a feature that is a component of the overall validation process performed by a state lottery.

LOTTERY AND PARI-MUTUEL TICKETS

       Thirty-six states comprise the U.S. market for lottery tickets of which Printing Associates provides lottery tickets to six. A state, usually through a bidding process, awards a contract to a qualified vendor to manage or operate the lottery for a specified period of time, usually three to five years. The vendor then subcontracts the printing components to Printing Associates.

      Many states require printing to be performed by in-state minority enterprises. Printing Associates has been instrumental in helping form new minority companies in which it held an interest for a period of time. The company currently receives a 3.5% share of the revenues of Wintex Corporation, printer for the Texas state lottery.

       The pari-mutuel industry consists of on and off-track betting and is regulated by state regulatory authorities. Individual racetrack owners operate privately-owned racetracks in any manner they choose, so long as they follow state regulations. Typically, the racetracks contract with vendors to provide the technical expertise required to comply with such regulations. The primary corporations that service the pari-mutuel industry subcontract the printing of ticket stock. Printing Associates has approximately 95% of the U.S. pari-mutuel (on track and off-track betting) market share.

       Although the relevant market outside the U.S. is unknown, Printing Associates is making strides to increase its international market share. For example, in 1999, Printing Associates entered into an agreement with Sisal, an Italian lottery, to print thermal roll stock.

COMPETITION

       The large capital investment necessary to compete within the lottery ticket and pari-mutuel industries poses significant barriers to entry for competitors. Less than ten companies in the United States serve the major lottery suppliers. Of these, approximately three compete on a scale with services comparable to those of Printing Associates.

       Printing Associates maintains an edge in its field by keeping up with new technology, intelligently using financial resources and wisely using its personnel. An additional factor in Printing Associates' ability to maintain its competitive edge is its capability to satisfy spontaneous increases in product demand with minimal lead times. The company's entire converting section is completely automated.

CUSTOMER BASE

       Printing Associates performs virtually all of its work pursuant to purchase orders or contracts. The company distributes its products as necessary under the direction of its customers. It markets its products primarily through public bidding, word of mouth and reputation within the industries it serves. Promoting superior customer service and products is its major marketing tool. Printing Associates has maintained superb relationships with its customers and an impeccable collection policy. In the last ten years, about $12,000 was written off as bad debt of which the company eventually collected approximately $9,000 in subsequent years.

       Printing Associates is largely dependent on business from a few key customers. Its sales to its three significant contractors accounted for 80% of its sales in 2000, and 86% of its sales in 1999 and 83% in 1998. During the 2000 fiscal year it lost one of these customers and sales dwindled by approximately 17% as a result.
 However, the company has made up for the lost contract through additional sales, mainly in the emerging international market.

Printing Associates' major customers and its percentage of each customers' business are set forth below.



CUSTOMERS                                                 PERCENTAGE
AUTOMATED WAGERING INTERNATIONAL
Minnesota State Lottery                                      100%
Delaware State Lottery                                       100%
South Dakota                                                 100%

UNITED TOTE
Race Track and Off Track Betting Facilities                  85%
throughout the United States, Canada, Mexico, and
South America

AUTOTOTE LOTTERY
Connecticut State Lottery                                    100%
Montana State Lottery                                        100%

AUTOTOTE INTERNATIONAL
Race Track and Off Track Betting Facilities                  100%
throughout the United States, Canada, Mexico, and
South America

AMTOTE INTERNATIONAL
Race Track and Off Track Betting Facilities                  100%
throughout the United States and Canada

SISAL
Italian Lottery thermal roll stock                           50%

       Each product has its own unique specifications that are documented and adhered to throughout the entire manufacturing process. The manufacturing process is broken down into the following steps:

      Pre-press:         Involves processing customer approved artwork into
                         negatives and press plates.

      Press: Includes the set up of the press to meet all product specifications and the actual printing of the product.

      Rewind/Slitting:   Involves converting large printed paper mill rolls
                         from the press area into the appropriate size for the customer. This is achieved by simultaneous slitting the paper and rewinding it onto a roll core.

      Packing: Involves packaging the finished product according to the customers'specifications for shipping and distribution.

      A "Quality Control" staff oversees and verifies that the product is within the proper specifications throughout the manufacturing process.

      Primarily, Printing Associates purchases its major manufacturing material (paper) for the lottery products from two vendors in order to obtain favorable pricing. However, the paper used is considered a commodity item and could easily be obtained from other suppliers with similar terms.

      The company depends on a single supplier for paper used for the pari-mutuel ticket stock and the paper is supplied at customers' requests. Should this supplier be unable to supply the company with paper products, the customer would need to select another paper supplier to use for this particular ticket stock.

Item 2.  Properties

      Online International and Printing Associates both operate from a leased facility. A 21,000 square-foot plant is the principal location at 150 Laser Court, Hauppauge, New York. The lease is effective through December 2000. The printing facilities are highly secure and are inspected and approved by all Printing Associates' customers.

      Winning lottery tickets are a form of financial instrument in that a winning ticket is payable on demand. Therefore, Printing
Associates maintains a state of the art security system to protect its printing facility from unauthorized intrusions, theft, and fire.
 The printing facility utilizes a closed circuit television surveillance system. A Wells Fargo central station intrusion and fire alarm system protects the site from theft and fire, and the entire building is protected by a fire suppression system.
      Access to the offices and plant is strictly controlled. Prior to entering the facility, all visitorsmust identify themselves, wear badges and be escorted at all times while on the premises.

      Printing Associates employs a 40' x 40' locked security cage to store finished goods. The security cage has a capacity in excess of 250 million finished tickets. The entire exterior of the premises is patrolled 24 hoursa day.

      The facility's printing machines are capable of producing over 3,000,000 tickets per hour. The printing facility includes a six-color, 32-inch wide, state of the art offset printing press with an ultraviolet ink curing system complemented with a video inspection station capable of freezing motion at one thousand feet per minute. The press department is equipped with a six-color, 45-inch wide flexographic printing press capable of producing continuous tickets with numbering.
      The rewinding department has printing capabilities with a 52-inch slitter rewinder complemented with a 52-inch, two-color flexographic press. This Slitter/Press is completely automated with a roll finishing system. Printing Associates' rewinding capabilities are further enhanced with a fully automated single-ply slitter rewinder.
      The machine rewinds tickets at over 1,800 feet per minute.

Item 3.  Legal Proceedings

      Neither Online nor Printing Associates is currently a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters have been submitted for a vote to security holders during the reporting period.

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

      Online's shares have not traded on any exchange or any other public trading market. Approximately 700,000 shares are subject to outstanding options to purchase common equity of Online over the next ten years though only 1/3 of the outstanding options may be exercised in each of the years 2000 through 2002. To the extent options that can be exercised in a given year are not exercised in that year, the holder may exercise those options in subsequent years without regard to the 1/3 limit. 7,800,156 Series A Preferred shares are currently outstanding and each share is convertible into one share of common stock. Approximately 224,680 shares may be sold pursuant to Rule 144 under the Securities Act, and as of the date of the Stock Dividend, approximately 8,358,280 common shares can be sold by existing shareholders. Online has neither publicly offered nor has it proposed to publicly offer any shares that could materially effect the market price of the company's common equity although it may offer public shares at some future point in order to raise money.

      As of January 31, 2000, Online's common equity is held by approximately 560 holders of record. It has not declared or paid any cash dividends on any class of common equity in the last two fiscal years. Online has approximately 1,207 shareholders of record.

      The Articles of Merger restrict Online's ability to pay dividends. It may not pay any dividends on common equity shares until full cumulative dividends on all outstanding preferred stock have been paid. Online may not pay dividends if doing so would result in a consolidated current ratio of less than two, that is, current assets equaling less than twice current liabilities. Common equity may not receive dividends if paying dividends would result in the consolidated surplus being less than two years' dividend requirements on preferred shares. Dividends may not be paid on common equity if doing so would result in net tangible assets being less than 200% of the sum of an amount equal to $3.00 per share on outstanding preferred stock and the amount received as consideration upon the issuance of any outstanding shares ranking equally with or prior to the preferred stock and of any outstanding preferred stocks of subsidiaries, owned by others than Online and its subsidiaries.
Finally, Online may not pay dividends on common equity if doing so would reduce the company's consolidated net tangible assets plus consolidated long-term debt to less than 175% of the sum of the consolidated long-term debt and an amount equal to $5.00 per share on outstanding preferred stock and the amount of received as consideration upon the issuance of any outstanding shares ranking equally with or prior to the preferred stock and of any outstanding preferred stocks of subsidiaries, owned by others than the Corporation and its subsidiaries. The Series A Preferred shares are not traded in any public market.

Recent Sales Of Unregistered Securities

      In the past three years, Online sold securities, as set forth below in a transaction that was exempt from the registration requirements of Section 5 of the Securities Act of 1933.

      In December 1996, Online sold 1,236,950 common shares in an exempt transaction at a price of $1.00 per share for a total of $1,236,950. Online acted as its own underwriter and no commissions were paid. These shares were later split 2-for-1 resulting in 2,486,950 shares outstanding at the time of the split. Presently, 5,617,089 common shares are outstanding.

      On January 31, 1997, Online issued 250 Series A pre-split preferred Shares to Galaxiworld.com in exchange for all of
Galaxiworld.com's shares in Printing Associates.   A portion of the
Series A preferred shares were converted into common stock and the preferred shares were eventually split on a 33,334-for-1 basis. Presently, 7,800,156 Series A preferred shares are outstanding.


Item 6.  Selected Financial Data

Description       1/31/00     1/31/99     1/31/98     1/31/97      1/31/96


Net Sales         $7,733,829  $8,118,659 $10,056,262 $10,420,341 $15,863,610

Income (loss)
from continuing
operations        $(278,605)    $297,529    $734,311  $295,667      $175,570

Income (loss)
from continuing
operations
per share of
common stock

    Basic         $(0.05)      $0.05       $0.14       $0.04         $0.02

    Diluted       $(0.05)      $0.02       $0.06       $0.04         $0.02

Total assets      $4,116,221  $3,660,697  $4,361,951  $5,078,841  $5,468,149

Long-term
obligations       $938,042    $153,689    $199,567    $196,190     $481,519

Cash dividends
declared per share
of common stock   $-           $-          $-          $-            $-





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(For the Fiscal Years Ended January 31, 1999 and 1998.  The 1999
Period refers to the fiscal year ended January 31, 1999 and the 1998 Period refers to the period ended January 31, 1998)



RESULTS OF OPERATIONS

Fiscal Year Ended January 31, 1999 to Fiscal Year Ended January 31,
2000

      Sales in the year ended January 31, 2000 were $7,736,546, a $384,830 decrease from restated sales of $8,118,659 in fiscal year 1999. This 5% decrease is primarily attributable to the decrease in sales to two customers. The decrease in sales is due to competitive price reductions, coupled with an increase in footage (ticket yield) per roll to the major customers. The Company has maintained its market share of these customers in the fiscal year ended January 31, 2000.

      The gross profit percentage was 9 % in fiscal year ended January 31, 2000 compared to 15% in fiscal year ended January 31, 1999 (restated). This 6 % decrease is primarily attributable to the additional labor and manufacturing costs incurred in the start up phase of its newly obtained three-year contract. The initial production run of this contract resulted in unforeseen technical and mechanical difficulties. The Company believes the costs incurred will have a positive impact on the profitability of the contract in the long term.

      The consolidated loss from operations for the fiscal year ended January 31, 2000 was ($419,899) compared to income form operations of $526,948 in fiscal year ended January 31, 1999 (restated). This change is attributable to the change in gross profit percentage as discussed above and increased selling general and administrative costs. Additionally, during the year ended January 31, 2000, the Company merged as discussed in the footnotes to the financial statements at a cost of $355,000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash position at January 31, 2000 was $40,956 a decrease of $564,155 from January 31, 1999. This decrease is attributable to the use of funds to support the operations of the lottery management segment of the Company. During the first two fiscal quarters of the year the lottery management segment of the Company continued to support its existing contract in Cambodia as well as pursue lottery management opportunities in Liberia and other areas. Approximately $80,000 was used to purchase instant lottery tickets for the games in Cambodia; $51,000 was used to pursue the Liberian contract; $67,000 was paid to various consultants working on these projects. ON may 10, 2000 the Board of Directors formalized its decision to discontinue the lottery management segment of the business which had substantially ceased activity in June 1999. The Company also incurred merger expenses of $355,000 as discussed in the notes to the financial statements.

      Inventories on hand increased approximately $169,000 because the manufacturing segment of the Company increased raw material inventories at the end of January 2000 to prepare for its upcoming production of roll stock for a new contract obtained during the year. The Company anticipates that the financial impact of the new contract will not be recognized until the fiscal year ending January 2001, as shipments in this fiscal year were not significant, however costs were incurred during the year to modify its equipment to meet the specifications of the product.

      The short-term cash flows of the Company are sufficient to fund day to day operations, however the ability to obtain capital funding for the long-term capital needs of the Company is uncertain.

      Accounts receivable at January 31, 2000 were $914,588. The lottery and parimutuel products industry is controlled by a limited number of contractors. During the year ended January 31, 2000, approximately 72% of the Company's sales were to two contractors.
In addition, approximately 75% of the accounts receivable balance at January 31, 2000 are due from these contractors. The Company has not experienced any collection difficulties.

      Working capital at January 31, 2000 was $529,544 a decrease of $414,030 from the working capital of $943,574 at January 31, 1999. This decrease in working capital is primarily attributable to an increase in accounts payable, an increase in the current potion of capital lease obligations coupled with the decrease in cash balances at January 31, 2000.

     The Company converted its bank line of credit to a term loan in January 2000, however the note was in default under the terms of the loan agreement at January 31, 2000. As disclosed in the notes to the financial statements, the creditor has issued a waiver as of January 31, 2000 and amended the terms of the loan which is now due on May 31, 2001.

     The ratio of current assets to current liabilities is 1.4 to 1 at January 31, 2000 compared to 1.8 to 1 at January 31, 1999. This change is mainly attributable to the increase in accounts payable and a decrease in cash balances.

     The Company is committed to providing high quality products and service into the year 2000 and beyond. The Company has prepared its systems and operations to be year 2000 compliant. Costs to the Company included capital purchases and operating expenses. Additionally, the Company has received confirmation from its primary vendors and customers of Y2K compliance. To date, the Company has not experienced any problems associated with the year 2000 compliance in its operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

This Item is inapplicable.

Item 8.  Financial Statements and Supplementary Data

ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS WITH INDEPENDENT AUDITORS' REPORT

JANUARY 31, 2000

C O N T E N T S                                             Page

INDEPENDENT AUDITORS' REPORT                                1

CONSOLIDATED FINANCIAL STATEMENTS BALANCE SHEET             2-3

STATEMENT OF OPERATIONS                                     4

STATEMENT OF STOCKHOLDERS' EQUITY                           5

STATEMENT OF CASH FLOWS                                     6

NOTES TO FINANCIAL STATEMENTS                               7-18


INDEPENDENT AUDITORS' REPORT

Board of Directors
Online International Corporation

We have audited the accompanying consolidated balance sheet of Online International Corporation and Subsidiary, as of January 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended January 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online International Corporation and Subsidiary as of January 31, 2000, and the consolidated results of their operations and cash flows for the years ended January 31, 2000 and 1999, in conformity with generally accepted accounting principles.





New York, NY
March 16, 2000 (except for Note 3, as to which the date is May 10, 2000 and Note 10 as to which the date is May 30, 2000)



ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

ASSETS                                          January 31,
                                                   2000                 1999

CURRENT ASSETS
      Cash                                $     40,956      $      605,111
      Accounts receivable, less allowance
      for doubtful accounts of $-0- in
      2000 and $55,630 in 1999                 914,588              687,673
      Inventories                              779,422              610,846
      Note receivable                                -                5,000
      Prepaid expenses                          89,874              100,936
      Prepaid income taxes                      54,447               33,804
      Due from employee                              -               33,296
      Loan receivable-officer                    5,200               49,000

            Total Current Assets             1,884,487            2,125,666


PROPERTY AND EQUIPMENT, at cost, less        1,064,813               867,913
 accumulated depreciation


OTHER ASSETS
      Investment in foreign lottery
      operation                                 -                    100,000
      Loan receivable-officer                   53,800                -

      Due from former subsidiary               149,117               206,673
      Deferred income taxes                    823,000               174,600
      Deferred compensation trusts             117,384               128,083
      Note receivable, less current
      portion                                        -                30,000
      Deposits                                    23,620              27,762
            Total Other Assets                 1,166,921             667,118

                                          $    4,116,221    $       3,660,697


ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                January 31,
                                                   2000              1999
CURRENT LIABILITIES
      Bank line-of-credit                       $     -     $        530,000
      Current maturities of long-term
      debt                                      196,060               -

      Current portion of obligations
      under capital leases                      109,464               45,878
      Accounts payable                          886,352              429,851
      Accrued expenses and other current
      liabilities                               163,067              176,363

            Total Current Liabilities          1,354,943           1,182,092
LONG-TERM DEBT, less current portion             558,672             -

OBLIGATIONS UNDER CAPITAL LEASES,                379,370             153,689
 less current portion
DEFERRED COMPENSATION                            117,384             128,083
            Total Liabilities                  2,410,369           1,463,864

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      5% preferred stock, no par value
      ; 20,000,000 shares authorized,
      7,800,156 shares issued and
      outstanding in 2000 and 7,800,156
      shares authorized, issued and
      outstanding in 1999($39,000,780
      liquidation preference)                  1,584,855            1,584,855
      Common stock, $.001 par value;
      100,000,000 shares authorized,
      5,818,547 shares issued,
      5,617,089 outstanding in 2000
      and 5,507,244 issued and
      outstanding in 1999                          5,818                5,507
      Additional paid-in capital               1,436,559            1,436,870
      Accumulated deficit                     (1,321,380)            (830,399)
      Treasury stock, at cost, 201,458,
      shares in 2000                                  -                 -

            Total Stockholders' Equity         1,705,852            2,196,833
                                          $    4,116,221    $       3,660,697

ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

                                                Year Ended January 31,
                                                  2000              1999
                                                                (Restated)

NET SALES                                 $     7,733,829      $    8,118,659

COST OF GOODS SOLD                              7,055,502           6,925,092

GROSS PROFIT                                      678,327           1,193,567

SALARIES AND RELATED COSTS                       (404,897)           (456,837)

OTHER SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                          (300,069)           (219,381)

MERGER EXPENSES                                  (355,000)              -

INCOME (LOSS) FROM OPERATIONS                    (381,639)            517,349

OTHER INCOME (EXPENSE)
      Miscellaneous income                          3,459              10,321
      Interest expense                            (31,020)            (23,805)
      Gain (loss) on investment in
      deferred compensation trusts                (10,699)             23,083
      Gain on sale of assets                           -                 -
      Gain on sale of subsidiary                       -                 -

            Total Other Income (Expense)          (38,260)              9,599

INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                        (419,899)            526,948

INCOME TAX EXPENSE (BENEFIT)                     (141,294)            229,419

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                       (278,605)            297,529

DISCONTINUED OPERATIONS
      Loss from operations of discontinued
      business segment(less applicable tax
      benefits of $501,240,$356,260 and
      $343,240, respectively)                    (212,376)         (1,452,194)

NET INCOME (LOSS)                         $      (490,981)       $ (1,154,665)

ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        Common                       Preferred
                Number          Par              Number            Par
                of Shares      Value            of Shares         Value
Balance January
31, 1998        5,507,244     $2,754            7,800,156      $1,584,855

Change in par
value resulting
from July 14,
1998 stock split     -        2,753                    -              -

Net Loss for Year
Ended January 31,
1999                 -           -                     -              -

Balance January
31,1999         5,507,244     5,507              7,800,156       1,584,855

Additional stock
issued from merger
on September 9,
1999              311,303       311                    -                -


Net Loss for Year
Ended January
31, 2000             -           -                     -                  -
Total Stockholder's
Equity at January
31, 2000        5,818,547    $ 5,818              7,800,156       $1,584,855


                   Additional                    Treasury Stock
                     Paid-in      Retained   Number
                     Capital      Earnings   of Shares      Value      Total
Balance January
31, 1998           $1,439,623      $324,266       -       $-       $3,351,498

Change in par
resulting from
July 14, 1998
stock split           (2,753)           -         -         -           -

Net Loss for
Year Ended
January 31,
1999                     -        (1,154,665)     -          -     (1,154,665)

Balance January
31, 1999            1,436,870       (830,399)     -          -      2,196,833

Additional
stock issued
from merger
on September
9, 1999                  (311)           -        -          -       (490,981)

Net loss
for Year Ended
January 31, 2000
Total Stockholder's
Equity at January
31, 2000            1,436,559        (1,321,380)   201,458  -       1,705,852

ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

                                             Year Ended January 31,
                                                    2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                        $  (490,981)    $   (1,154,665)
      Adjustments to reconcile net income
      loss) to net cash provided by (used
      in) operating activities:
        (Gain) loss on sale/retirement of
        fixed assets                                 3,020             -
        Depreciation and amortization              293,373            272,029
        Gain on sale of subsidiaries                   -               -
        Bad debts                                   65,000             -
        Loss on investment in foreign
        lottery operation                          214,925            705,000
        Deferred taxes                            (648,400)          (135,800)
        Change in:
            Accounts receivable                   (226,915)           405,047
            Inventories                           (168,576)           (22,402)
            Prepaid expenses and other
            current assets                          11,062             95,244
            Prepaid income taxes                   (20,643)           (33,804)
            Deferred compensation trust             10,699            (98,333)
            Accounts payable                       456,501           (134,373)
            Accrued expenses and other current
            liabilities                            (13,296)            70,310
            Deposits                                 4,142               -
            Deferred compensation                  (10,699)            98,333

                 Net Cash Provided by (Used in)
                 Operating Activities             (520,788)            66,566
CASH FLOWS FROM INVESTING ACTIVITIES
      Collection of (additions to) notes
      receivable                                    (6,704)            13,750
      Investment in foreign lottery operation     (114,925)          (805,000)
      Acquisitions of property and equipment      (493,293)           (70,388)
      Proceeds from sale of equipment                 -                  -
      Proceeds from sale of unconsolidated
      subsidiary                                    57,556             69,408
           Net Cash Provided by (Used in)
           Investing Activities                   (557,366)          (792,230)
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from bank line-of-credit            330,000            530,000
      Proceeds from capital lease obligations      348,940              -
      Payments of long-term debt                  (105,268)             -
      Payments of obligations under capital leases (59,673)          (41,359)
           Net Cash Provided by (Used in)
           Financing Activities                    513,999            488,641
NET DECREASE IN CASH                              (564,155)          (237,023)
CASH
Beginning of year                                  605,111            842,134
End of year                                   $      40,956     $     605,111
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION
      Cash paid during the year for:
        Income taxes                          $      48,332     $      50,827
        Interest                              $      86,362     $      34,352



ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000

1.    DESCRIPTION OF BUSINESS AND ORGANIZATION
            Description of Business
                  The Company's operations consist of the design and manufacture of lottery tickets and play slips for automated on-line contractors and parimutuels (on track and off track betting).

                  As discussed in Note 3, the Company discontinued its lottery management consultation segment of the business.

            Recapitalization
                  On January 31, 1997, Online International, Inc. (Online) issued 250 shares of Series A convertible preferred stock in exchange for all issued and outstanding shares of Printing Associates, Inc. (PAI). A change in control of PAI to Online shareholders did not occur as a result of this transaction, due to the rights retained by the former common shareholder through its ownership of the preferred stock.

                  This transaction was accounted for as a recapitalization (similar to a reverse acquisition) of the Company's equity in accordance with the consensus of the Emerging Issues Task Force No. 88-16. The application of the consensus under 88-16 requires that the historic basis of PAI's assets and liabilities be used, since there was no change in control to Online's shareholders. As a result, PAI has recorded the issuance of Common stock for the $1,320,000 of net monetary assets of Online at January 31, 1997. The common stock owned by the former common shareholder is recorded as if it was converted to preferred stock.
            During the year ended January 31, 1999, Online common stock split on a two for one basis and Online preferred stock split on a 33,334 for one basis. Such stock split has been reflected in the financial statements. All per share amounts have been restated to reflect the stock split.

      Merger Transaction
            On September 9, 1999 ("the merger date") the corporation previously known as Online International Inc. ("old Online") merged with Condor West Corporation ("Condor") an SEC registered Nevada corporation with no material assets, liabilities or operations. Prior to the merger, Condor effected a 48-for-1 reverse stock split. Condor was the surviving legal entity and old Online ceased to exist. Condor, however, changed its name to Online International Corporation ("new Online").

            Each common shareholder of old Online (5,507,244 issued and outstanding on the merger date) received one share of new Online common for each share of old Online common. Each holder of old Online Series A Preferred shares (7,800,156 issued and outstanding on the merger date) received one share of new Online Series A Preferred for each share of old Online Series A Preferred. Each common shareholder of Condor (311,303 issued and outstanding on the merger date) received one share of new Online common for each share of Condor common. The Condor shareholders', as part of this merger, surrendered 201,458 shares which were recorded as Online's treasury stock.

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

ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JANUARY 31, 2000

1.    DESCRIPTION OF BUSINESS AND ORGANIZATION (Continued)
            The Series A Preferred shares of new Online have rights that exceed those of the series A preferred shares of old Online. Each new Series A preferred share has the same voting rights of a share of common stock except that in the case of certain defaults the Series A Preferred acquires additional rights. Also, the old limitation, under which holders of Series A Preferred could only convert enough shares to common to give them 20% of the outstanding common shares has been eliminated.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            Revenue Recognition
                  Sales are recorded on the date of shipment of the merchandise.
            Principles of Consolidation

                  The consolidated financial statements include the accounts of Online International Corporation and its wholly-owned subsidiary, Printing Associates, Inc. for the years ended January 31, 2000, 1999 and 1998 collectively referred to as "The Company". All material intercompany transactions and balances have been eliminated in consolidation.
            Unconsolidated Subsidiaries

            During 1998, the Company sold two of its subsidiaries, PAP Security Printing, Inc. (PAP), which is located in Pennsylvania, and Wintex International, Inc., which is located in Texas, in which it owned 49% and 60%, respectively. The sale of PAP was for $268,608, all of which was collected by the Company in 1998. The sale of Wintex International, Inc. includes an agreement in which the former subsidiary is required to pay the Company 3.5% of gross sales for each of the next five years, as well as other charges such as consideration of stock, debt, and unpaid dividends. The Company has estimated the total as $493,000. The five-year receivable was discounted to present value to total $461,065 as the sale price of the subsidiary. As of January 31, 2000, the Company has a receivable of $149,117. Due to the inherent uncertainties in estimating the future gross sales of Wintex International, Inc., it is at least reasonably possible that the estimate of the amount to be collected, and therefore, the fair value of the receivable, will change in the near term. The January 31, 1999 fair values that are reasonably possible range from $100,000 to $200,000.

      Inventories

            Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out method.

      Property and Equipment

                  Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by both the straight-line and declining balance methods over the estimated useful lives of the assets indicated in Note 7. Leasehold improvements are amortized on a straight-line basis over the life of the lease.

            Maintenance and repairs are charged to income as incurred. Renewals and replacements of a routine nature are charged to income, while those which significantly improve or extend the life of existing property are capitalized.

ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JANUARY 31, 2000


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
                  Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the related gain or loss is included in current income.

            Stock Options

                  Stock based compensation is recognized using the intrinsic value method under which compensation cost for stock options is measured as the excess, if any, of market value of the Company's stock at the measurement date over the exercise price. For disclosure purposes, pro-forma net income is provided as if the fair value method had been applied.

            Reclassifications

                  Certain 1999 and 1998 amounts have been reclassified to conform with 2000 classifications.

            Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.


3.    DISCONTINUED OPERATIONS

            On May 10, 2000, the Company's Board of Directors formalized its decision to discontinue operations in the lottery management segment of the business which had substantially ceased activity in June 1999. The results of operations of the lottery management operations have been classified as discontinued operations for the year ended January 31, 2000 and prior periods have been restated.

            Net sales and income from discontinued operations are as follows:

                                                   Years Ended January 31,
                                                       2000             1999
                  Revenue                       $     2,717     $     257,416
                  Operating loss                $  (653,261)    $  (1,805,006)
                  Loss on retirement of assets       (3,020)           -
                  Interest expense                  (57,335)          (12,779)
                  Miscellaneous income                   -              9,331
                  Pre-tax loss                     (713,616)       (1,808,454)
                  Income tax benefit               (501,240)         (356,260)
                  Loss from discontinued
                  operations                       (212,376)       (1,452,194)

            At January 31, 2000 there were no remaining material assets related to the discontinued operation.


ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JANUARY 31, 2000


3.    DISCONTINUED OPERATIONS (Continued)

            During the year ended January 31, 1999, the Company entered into an agreement with a company that holds a license to the Cambodian Lottery (partly owned by an entity affiliated with a former director of the Company). The Company advanced $114,925 and $805,000 during the years ended January 31, 2000 and 1999, respectively, to this foreign corporation in the form of a non-interest bearing loan which is payable as cash flow is available and prior to the payment of certain fees by the foreign corporation. The agreement also calls for the Company to receive a management fee for managing the lottery. This management fee is not payable until the Company first recovers its loan. Despite the legal form of a loan, the transaction was recorded as an equity investment as the payments are first to be recouped out of the investee's cash flow. Of the total investment of $919,925, $705,000 was written off during the year ended January 31, 1999 and $214,925 was written off during the year ended January 31, 2000.


4.    MAJOR CUSTOMERS

            The lottery and pari-mutuel products industry is controlled by a limited number of contractors. The Company's sales to its three significant contractors were:
                                                    Year Ended January 31,
                                                      2000        1999
            Significant contractor No. 1              53%         59%
            Significant contractor No. 2              19%         16%
            Significant contractor No. 3              8%          11%
                                                      80%         86%

            The Company's accounts receivable from one significant contractor amounted to approximately $406,000 and $343,000 at January 31, 2000 and 1999, respectively.


5.    CASH

            Included in cash at January 31, 1999 are funds on deposit at two banks in New York totaling $625,341 (including outstanding checks of $32,002 against such funds). Of these funds, $200,000 is insured by FDIC.


6.    INVENTORIES

            Inventories consist of the following:

                                                      January 31,
                                                      2000              1999

            Raw materials                    $     349,680     $     172,111

            Work-in-process                         83,379            68,192

            Finished goods                         346,363           370,543


                                              $    779,422     $     610,846

7.    PROPERTY AND EQUIPMENT

            Property and equipment consist of the following:

                                                                    Estimated
                                                                       Useful

                                                January 31              Life
                                                2000      1999          In
                                                                        Years
            Machinery and equipment $     2,937,127   $     2,477,303     7
            Furniture and office
            equipment                       293,626           271,307     5-7
            Leasehold improvements          208,112           204,512     7-13

                                          3,438,865         2,953,122
            Less:  Accumulated
            depreciation and
            amortization                  2,374,052         2,085,209

                                    $     1,064,813   $     867,913

8.    DEFERRED COMPENSATION

            The Company has a deferred compensation plan for key employees of the Company. Contributions to the Plan are at the discretion of the Board of Directors. Annual contributions for each beneficiary are placed in a trust with a third party fiduciary. At a predetermined date, the beneficiary is entitled to receive the assets of the trust, including investment earnings and appreciation. The Company has access to the assets of each trust in certain limited circumstances but should still be liable to the beneficiary for the assets removed. The investment earnings of the trusts are recorded as income to the Company and the Company's income is reduced by deferred compensation expense, which equals the contributions to the trust plus the earnings of the trust. The securities held by the trust are considered trading securities and carried at fair value. Deferred compensation expense (benefit) amounted to $(10,699) and $98,333 for the years ended January 31, 2000 and 1999, respectively.


      Following is a summary of marketable securities held in the above deferred compensation trusts:

                                                      2000              1999

                  Aggregate cost                $     105,000     $     105,000

                  Realized and unrealized gains        12,384            23,083

                  Aggregate Fair Value          $     117,384     $     128,083


9.    BANK LINE-OF-CREDIT

            Printing Associates, Inc. had an agreement with a bank that provided for a $750,000 line-of-credit for short-term loans, of which $220,000 was unused as of January 31, 1999.

            During the year ended January 31, 2000, the Company borrowed an additional $120,000 and converted the line-of-credit into a note payable. (See Note 10)


10.   LONG-TERM DEBT

                                                      January 31,
                                                     2000              1999
      Note payable in 48 equal monthly
installments of $13,541.66 plus interest at a rate
of 2% above the LIBOR rate (5.885% at January 31,
2000) per annum from February 2000 to January 2004.
The note is secured by the Company's accounts
receivable.  At January 31, 2000, the note was in
default under the terms of the loan agreement.
The creditor has issued a waiver as of January 31,
2000 and amended the terms of the loan which is now
due on May 31, 2001. Interest at 1.50% above the
bank's prime rate will be charged from May 30,
2000 until maturity on May 31, 2001.            $     650,000       $  -


            Unsecured note payable in 36
equal monthly installments of $3,562.32 including
interest at the rate of 10.25% per annum from
December 1, 1999 to November 1, 2002 (See Note
11).                                                  104,732          -

            Sub-Total                                 754,732          -
            Less:  current portion of long-term debt  196,060          -
            Long-term debt                      $     558,672     $    -

            In connection with the note payable originally due in 2004, the Company entered into a interest rate swap agreement with the same lender that effectively fixed the interest rate at 9%. Payments made and received on the swaps are netted with interest expense.

            Scheduled maturities of long-term debt are as follows:

            Year Ended January 31,

                  2001        $     196,060
                  2002              524,667
                  2003              34,005
                              $     754,732




11.   RELATED PARTY TRANSACTIONS

            As of January 31, 2000 and 1999, the Company has advanced non-interest bearing loans totaling $59,000 and $49,000, respectively, to the officer of the Company's subsidiary.

            During the year ended January 31, 2000, the Company borrowed $110,000 to purchase equipment from a partnership in which two of the Company's officers are partners. The note carries an interest rate of 10.25% per annum and is to be repaid over 36 months (See Note 10).


12.   PREFERRED STOCK

            The 5% non-cumulative preferred stock is convertible into 1 share of common stock for each share of preferred. Dividends, when declared, are payable semi-annually and commence July 31, 2000. The preferred shareholders are entitled to a liquidation preference, upon which the 5% non-cumulative preferred dividend is calculated, of $5 per preferred share.

            At January 31, 2000, the Company is in default of its obligations to the Series A Preferred Shareholders because of non-compliance with various covenants outlined in the Articles of Incorporation. Due to default, the preferred shareholders are entitled to three votes for each share of preferred stock held. In addition, the preferred shareholders are entitled to vote concurrently with common shareholders.


13.   STOCK OPTIONS

In July 1998, the Company granted 900,000 options to certain officers and employees. Each option gave the holder the right to purchase one share of common stock at $1.10. The options were to expire in July 2008. 20% of the options became exercisable on each of the first, second, third, fourth and fifth anniversaries of the grant. Each recipient would have forfeited any options that were unexercised when employment with the Company ceased.

            On September 8, 1999, the Company adopted an incentive stock option plan ("ISO") which granted 700,000 options to employees and directors of the Company. The options vest in one year from the grant date. Each option gives the holder the right to buy one share of common stock for one dollar ($1.00). The options expire on August 30, 2009. At the same date the 900,000 options that had been issued in 1998 were cancelled.

            As described in Note 2, the Company accounted for the granting of stock options under the intrinsic value method and accordingly, no compensation cost has been recognized for stock options in these financial statements. In 1999, there would not, however, have been any material effect had the Company determined compensation cost based on fair value at the date of the grant. This was because under the "minimum value" method of determining fair value (which is required for privately held companies, which was the Company's status at that time) the option would have no material value at the date of grant. In 2000, had the Company determined compensation cost based on the fair value at the date of grant, there would have been no compensation cost as the estimated fair value of the cancelled options exceeded that of the options granted.



14.   NON-CASH INVESTING TRANSACTION

            The Company issued 311,303 shares of common stock as part of the merger on September 9, 1999 with a par value of $311 which was transferred from additional paid-in capital.


15.   LEASES

            The Company is the lessee of certain equipment under operating and capital leases as well as lessee of office and warehouse space in New York.
            At January 31, 2000, the future minimum lease payments for all leases are as follows:

                                                Operating   Obligations under
                                                Leases        Capital Leases

                  2001                          181,500           152,519
                  2002                                -           152,519
                  2003                                -           136,388
                  2004                                -            88,007
                  2005                                -            66,014

                                          $     181,500     $     595,447
            Less amount representing interest                     106,613
            Present value of minimum lease
            payments                                              488,834
            Less current portion                                  109,464

            Long-term portion                               $     379,370

            Rent expense for the year ended January 31, 2000 and 1999 amounted to $227,030 and $253,082 respectively.



            Equipment held under capitalized leases at January 31, 2000 consists of the following:

                  Machinery and equipment $                 606,583
                  Less:  Accumulated amortization           116,870

                                                      $     489,713

16.   INCOME TAXES

                  The provision for income taxes consists of the following components:

                                                       Year Ended January 31,
                                                          2000        1999
                  Current
                  Federal                             $      -    $  (17,698)
                  State and foreign                       5,866        26,657
                                                          5,866         8,959
                  Deferred
                  Relating to current net operating loss
                  Federal                             (621,000)       (91,000)
                  State                                     -         (40,000)
                                                      (621,000)      (131,000)
                  Relating to change in beginning of year
                  valuation allowance
                  State                                 85,200           -
                  Other
                  Federal                              (86,100)         2,200
                  State                                (26,500)        (7,000)
                                                      (112,600)        (4,800)
                              Total Deferred          (648,400)      (135,800)

                                                $     (642,534)   $  (126,841)


                  Deferred income taxes consists of the following:


                  Deferred tax assets           $     1,200,600   $   233,800
                  Deferred tax liabilities              (31,100)      (59,200)
                  Valuation allowance                  (346,500)         -

                                                $       823,000   $    174,600

            The 2000 deferred tax asset balances primarily relate to a consolidated federal net operating loss carry forwards of $2,223,000 for Online International Corp. The deferred tax asset balance relating to the New York State net operating loss carryover for Online International Corp. is completely offset by a valuation allowance. These carry forwards begin to expire in 2019.

            The 1999 deferred tax asset balance primarily related to a consolidated federal net operating loss carryover and a New York State net operating loss carryover for Online International Corp.

                  The reconciliation between the actual and expected Federal tax is as follows:

                                                     Year Ended January 31,
                                                           2000        1999

                  Income tax provision at 34%       $    (142,765)  $ 179,162
                  State and local income taxes net of

                  Federal income tax effect                  3,872     17,132
                  Change in estimate of prior year Federal
                  income tax                                (5,493)    29,950

                  Effect of nondeductible expenses           3,092      3,175


                        Actual income tax provision   $   (141,294) $ 229,419

17.   COMMITMENTS

            The Company has entered into employment contracts with the president of PAI and other key employees that expire at various dates through October 22, 2001. Future minimum payments, excluding certain fringe benefits, relating to these agreements are as follows:

                  2001                                      $     240,000
                  2002                                            180,000
                                                            $     420,000


18.   FAIR VALUE OF FINANCIAL INSTRUMENTS

            Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

            The Company's financial instruments, and the related amounts recorded on the balance sheet, to which SFAS 107 would be applied include the following:

                                                       Carrying Amount
                                                     Year Ended January 31,
                                                         2000          1999
            Assets:
            Cash                                 $     40,956      $  605,111
            Notes receivable                               -           35,000
            Due from employees                             -           33,296
            Due from officer                            59,000         49,000


18.   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                                       Carrying Amount
                                                       Year Ended January 31,
                                                        2000         1999
            Investment in foreign lottery operation       -          100,000
            Due from former subsidiary                149,117        206,673
            Deferred compensation trusts              117,384        128,083

            Liabilities:
            Bank line-of-credit                            -         530,000
            Notes payable                              754,732           -
            Interest rate swap agreement
            (included in other current
            liabilities)                                 8,000           -

            The fair values of cash, notes receivable, due from officer and employees, deferred compensation trusts, bank line-of-credit, notes payable and interest rate swap agreement do not differ materially from their carrying amounts. See Notes 2 and 3, respectively, for more information about the balance due from the former subsidiary and the investment in foreign lottery operation.

            None of the above are derivative financial instruments except the interest rate swap agreement and none, except the deferred compensation trusts, are held for trading purposes.

19.   EARNINGS PER SHARE

                                                      Years Ended January 31,
                                                      2000              1999
            Net income (loss)                   $    (490,981)   $ (1,154,665)

            Net Income Per
              Common share-basic:
                From continuing operations      $        (0.05)   $      0.05
                From discontinued operations             (0.04)         (0.26)
                                                $        (0.09)   $     (0.21)

            Net Income Per
              Common share-Diluted:
                From continuing operations      $        (0.05)   $      0.02
                From discontinued operations             (0.04)         (0.11)
                                                $        (0.09)   $     (0.09)

            For the year ended January 31, 2000, diluted earnings per share does not assume the conversion of the preferred stock and the stock options because the conversion would have an anti-dilutive effect on income from continuing operations.



20.   YEAR-END ADJUSTMENTS

            During the fourth quarter the Company determined that a valuation allowance was not needed in relation to the deferred tax asset created by the Company's net operating loss for the year. This resulted in a deferred tax benefit of $642,534 for the quarter, a substantial portion of which relates to the net operating losses created in earlier quarters of the year.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The accounting firm of Marks Paneth,& Shron, LLP in New York, NY serves as independent accountant to Online. On September 22, 1999, Online's predecessor, Condor West Corporation, merged with old Online, which was a private company. After the merger, Condor West changed its name to Online International Corporation, which was the name of the formerly private company. As a result of the merger, the accountants for Condor were no longer required, and the accountants for old Online became the accountants for new Online. Prior to the change in accountants, the former accountants for old Online had not rendered any adverse opinion to Condor, nor had they rendered any disclaimer of opinion, modification or qualification of opinion. There had been no disagreements with the former accountants regarding accounting primciples or practices, financeial statement disclosures, or auditing scope or procedure.




Item 10.  Directors and Executive Officers of the Registrant

The officers of the Online International are as
follows:
NAME                     AGE    POSITION(S)            TERM OF OFFICE
Moses L. Garson          49     President, Secretary,  1 year (August 5, 2000)
                                Director

Moses J. Hassan          51     Director               1 year (August 5, 2000)

Roy A. Cannon            53     Director               1 year (August 5, 2000)


      In the event of a vacancy, the remaining members of the board of directors are empowered to fill the vacancy until the next annual meeting.

      Moses L. Garson has over 20 years of combined experience in accounting and management. He is currently the Director of Gray's Managment Services. Prior to that, Mr. Garson was the director of GLC Ltd. He is a 1980 Accountancy graduate of the Institute of Chartered Accountants of England and Wales.

      Moses J. Hassan is currently self-employed. For the last 22 years, Mr. Hassan has the sole principal in the his own business in Gilbraltar. He is a 1971 civil engineering graduate of Manchester University.

      Roy A. Cannon is currently self-employed as a solicitor. From July 1998 to December 1999, Mr. Cannon was a Director of GLC Ltd. Prior to that, Mr. Cannon was a principal of Cannon & Co. in which he worked as a lawyer for approximately seven years. He is a 1969 law graduate of Liverpool College of Law.