Form 10QSB
period 2000-04-30
ONLINE INTERNATIONAL CORP /NV/
filed 2000-08-07
CIK 831378

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

              For the quarterly period ended	April 30, 2000

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from  ______ to  _________

Commission file number	            033-20966

                       Online International Corporation
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

        Nevada	                                        76-0251547
-----------------------------             -------------------------------------
(State or other jurisdiction)             (IRS Employer Identification No.)
of incorporation or organization)


                  1500 K Street, NW, Washington, D.C. 20005
-----------------------------------------------------------------------------
                   (Address of principal executive offices)


                                 202-408-8180
--------------------------------------------------------------------------------
                         (Issuer's telephone number)

                     150 Laser Court, Hauppage, NY 11788
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days.

                    Yes [X]      No  [  ]

                         APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        8,358,280 common shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.


               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)


                                   ASSETS

                               April 30, 2000

Cash                                                            $      54,132
Accounts receivable, less allowance
 for doubtful accounts of $0 in 2000 and $55,630 in 1999.           1,180,671
Inventory                                                             543,028
Prepaid  expenses and other                                            99,617
Deferred income taxes                                                 425,000
Loan receivable-officer                                                 5,200
                                                                  -----------

    Total Current Assets                                            2,307,648
                                                                  -----------

PROPERTY, at cost, less accumulated depreciation
  and amortization                                                  1,073,683
                                                                   ----------

OTHER ASSETS
   Loan receivable-officer                                             53,100
   Deferred compensation trusts                                       117,384
   Deferred taxes                                                      71,000
   Due from former subsidiary                                         133,185
                                                                   ----------
   Other Assets                                                         2,765
               	                                                   ----------
      Total Other Assets                                              377,434
                                                                   ----------
          TOTAL ASSETS                                          $   3,758,765
                                                                   ==========

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                April 30,2000

Current maturities of long-term debt                            $     196,933
Current portion of obligations under capital leases                   112,207
Accounts payable                                                    1,048,154
Accrued expenses                                                      110,674
                                                                   ----------
     Total Current Liabilities                                      1,467,968
                                                                   ----------
Long term debt, less current maturities                               509,102
Obligations under capital leases, less current portion                350,269
Deferred Compensation                                                 117,384
                                                                   ----------
          Total Liabilities                                         2,444,723

STOCKHOLDERS' EQUITY

     5% preferred stock, no par value; 20,000,000 shares
        authorized, 7,800,156 issued and outstanding                1,584,855
     Common stock, $.001 par value; 100,000,000 shares
        authorized, 5,818,547 shares issued and 5,617,089
        shares outstanding in 2000	                                     5,818
     Additional paid-in capital                                     1,436,559
     Accumulated deficit	                                          (1,713,190)
     Treasury Stock, at cost, 201,458 shares                          		 -
                                                                    -----------
	Total Stockholders' Equity		                                       1,314,042
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                     $   3,758,765
                                                                    ==========

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                     For the three months ended
	                                                              April 30,
                                                      ------------------------
                                                              2000	      1999
                                                              ----       -----
NET SALES                                           $    2,276,979   $  1,961,372
COST OF GOODS SOLD                                       2,093,736      1,682,102
                                                    --------------   -------------
GROSS PROFIT                                               183,243        279,270
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               217,389        127,837
                                                    --------------   -------------
INCOME FROM OPERATIONS	                                    (34,146)       151,433
OTHER INCOME (EXPENSE)
  Interest income                                                -          3,051
  Interest expenses	                                       (28,839)        (5,100)
                                                    ---------------  -------------

    Total other expense	                                   (28,839)        (2,049)
                                                    --------------- -------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                      (62,985)       149,384
Income tax expense                                         328,825          9,500
		                                   			             -------------- -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                  (391,810)       139,884

DISCONTINUED OPEATIONS
    Loss from operations of discontinued
       business segment  (less applicable tax
       benefit of $66,000 in 1999)                             -         (249,305)
                                                    --------------- -------------
NET LOSS                                                  (391,810)      (109,421)

ACCUMULATED DEFICIT, beginning of period                (1,321,380)      (830,399)
 	                                                  --------------- -------------
ACCUMULATED DEFICIT, end of period                  $   (1,713,190) $    (939,820)
                                                    =============== ============

Weighted average number of shares outstanding            5,818,547      5,507,244
                                                    =============== =============
Net income loss per common share	                   $        (0.07) $       (0.02)

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
       					        CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

	                                                For the three months ended
                                                               April 30,
                                                      -----------------------
                                                         2000	              1999
                                                       ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $   (391,810)    $   (109,421)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                          68,100          68,100
    Loss on investment in foreign lottery operation	         -            114,925
    Deferred taxes                                        327,000         (66,000)
    Change in:
      Accounts receivable                                (266,083)       (255,200)
      Inventories                                         236,394          43,502
      Prepaid expenses and other                           44,704         (61,058)
      Security deposits                                    20,855         (30,777)
      Accounts payable                                    161,802         101,056
      Accrued expenses and other                          (52,393)        (74,098)
                                                        ----------     ---------
      Net Cash Provided by (Used in)
            Operating Activities                          148,569        (268,971)
                                                        ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Collection of (additions to) notes receivable           700       	  69,496
      Acquisition of property and equipment               (76,970)        (27,232)
      Investment in foreign lottery operation	                 -          (114,925)
      Proceeds from sale of unconsolidated subsidiary	     15,932          12,138
                                                        ---------      ----------
      Net Cash Used in Investing Activities               (60,338)        (60,523)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from (Payment of) long-term debt   	       (48,697)         60,000
      Payment of capital lease obligations	               (26,358)         (1,592)
                                                        ----------     ----------

      Net Cash Provided by (Used in)
            Financing Activities                          (75,055)         58,408
		                                                      ----------     ----------

NET INCREASE (DECREASE) IN CASH	                           13,176        (271,086)

CASH
    Beginning of year	                                     40,956 	       605,111
    End of year	                                       $   54,132 	  $    334,025
                                                        =========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes	                                    $      369 	  $     20,035
                                                        =========      ==========
      Interest	                                        $   28,839    $      5,100
		                                                      =========      ==========

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                APRIL 30, 2000


     The accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statement included in the Company's annual report for the year ended January 31, 2000. In the opinion of management, all adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2000 are not necessarily indicative of the results that can be expected for the year ended January 31, 2001.

INVENTORIES

     Inventories at April 30, 2000, consist of the following:

Raw materials						                                   $  147,424
Work-in-process                                          167,939
Finished goods     						                                227,665
                                                       ----------
                                                      $  543,028


INCOME TAXES

	The provision for income taxes consists of the following components:

                                                  Three Months Ended April 30
                                                        2000           1999
                                                       ------          -----
Current
   Federal                                             $      -     $   -
   State                                                   1,825       9,500
                                                        ---------    -------
                                                           1,825       9,500

Deferred
 Relating to current net operating loss Federal                -     (56,000)
 State                                                         -     (10,000)
                                                         ---------   ---------
                                                               -     (66,000)
                                                         ---------   ---------

              ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                                APRIL 30, 2000


INCOME TAXES (Continued)
                                                Three Months Ended April 30,
                                                       2000      1999
                                                       ----      -----
Relating to change in beginning of period
valuation allowance
     Federal                                              327,000    -
                                                         ---------   --------
                                                        $  328,825 $  (56,500)
                                                         ---------  ---------

Income tax expense (benefit) for the three months ended April 30, 1999 is as follows:

Income tax expense from continuing operations            $  9,500
Income tax benefit from discontinued operations           (66,000)
                                                          ---------
                                                       $  (56,500)
                                                          ---------

Deferred income taxes at April 30, 2000 consist of the following:

 Deferred tax assets                                    $   962,700
 Deferred tax liabilities                                   (30,700)
 Valuation allowance                                       (436,000)
                                                        ------------
                                                       $    496,000
                                                        ------------

The deferred tax asset balances primarily relate to a consolidated federal net operating loss carryforwards of $2,323,100 for Online International Corp. The deferred tax asset balance relating to the New York net operating loss carryover for Online Internal Corp. and Printing Associates Inc. is completely offset by a valuation allowance. These carryforwards begin to expire in 2019.

The reconciliation between the actual and expected Federal tax is as follows:

                                                    Three Months Ended April 30,
                                                          2000        1999
                                                          -----       -----
Income tax provision at 34%                          $  (133,200)    $(66,000)
State and local income taxes net of Federal
 Income tax effect                                    1,8259,500
Change in estimate for allowance                         460,200        -
                                                      -----------    -----------
Actual income tax provision                           $  328,825     $  (56,500)
                                                       ----------    -----------

              ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                                APRIL 30, 2000


SUBSEQUENT EVENTS

     On July 17, 2000, the Company sold all the assets of its design and manufacture of lottery tickets business for approximately $3,820,000 of which cash was received for $1,000,000, note receivable for $829,000 and purchaser assumed liabilities of $1,991,000. The note receivable represents a contingent payment based on projected sales from the lottery ticket manufacturing segment for a term of five years discounted at 9.50%.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources
-------------------------------

     The Company's cash position at April 30, 2000 was $54,132 an increase of $13,176 from January 31, 2000.

     Accounts receivable at April 30, 2000 was $1,180,671 an increase of $266,083 from January 31, 2000. This increase is primarily attributable to slow paying customers. The Company has not experienced any collection difficulties.

     Deferred income tax asset at April 30, 2000 was $496,000 a decrease of $327,000 from January 31, 2000. This decrease is primarily attributable to change in the estimate for an allowance against these deferred tax assets. The Company does not expect to utilize all of its federal and New York state net operation losses and the deferred tax asset is written down to its net realizable value.

     As mentioned in the notes to the financial statements, during July 2000 the Company sold its lottery ticket manufacturing segment of the business for $3,820,000. It is the Company's intention to explore other investment opportunities.

Results of Operations
---------------------

Three Months Ended April 30, 2000 and 1999
-------------------------------------------

    Sales during the three months ended April 30, 2000 were $2,276,979, an increase of $315,607 from the three months ended April 30, 1999. The gross profit percentage was 8% for the three months ended April 30, 2000 compared to 14% for the three months ended April 30, 1999. This 6% decrease is primarily attributable to additional labor and manufacturing costs incurred in the start-up phase of its newly obtained three-year contract. In addition, the Company has been unable to take advantage of cash discounts on raw material purchases.

     Loss from discontinued operations increased primarily due to adjusting the deferred tax asset to its net realizable value.

    The above mentioned factors resulted in a consolidated net loss of $391,810 for the three months ended April 30, 2000 as compared to a consolidated net loss of $109,421 for the three months ended April 30, 1999.

                         PART II - OTHER INFORMATION


Item 1.	Legal Proceedings.

     The Company was not involved in any material legal proceedings during the reporting period.

Item 2.	Changes in Securities.

     There were no changes in the Company's securities during the reporting period.

Item 3. Defaults Upon Senior Securities.

     There were no defaults upon senior securities during the reporting period.

Item 4.	Submission of Matters to a Vote of Security Holders.

     No matters have been submitted for a vote to securities holders during the reporting period. However, written consent was obtained from two shareholders comprising a majority of the shares approving the sale of the assets of the Company. This sale was reported on Form 8-K filed
July 20, 2000.

Item 5.	Other Information.

     There is no further material information about the Company that has not been mentioned herein.

Item 6.	Exhibits and Reports on Form 8-K.

     A Form 8-K was filed by the Company on July 20, 2000, to report a sale of assets. This document is hereby incorporated herein by reference.

                                       SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE INTERNATIONAL CORPORATION
--------------------------------
(Registrant)
--------------------------------

Date August 7, 2000                         /s/  MOSES L. GARSON
    ----------------                    ---------------------------------
                                              MOSES L. GARSON, CHAIRMAN