Form 10QSB
period 2000-07-31
ONLINE INTERNATIONAL CORP /NV/
filed 2000-09-15
CIK 831378

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

For the quarterly period ended                        July 31, 2000
                              -------------------------------------------------

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to
                              --------------------      -----------------------

Commission file number               033-20966
                      ----------------------------------------------------------
                    Online International Corporation
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                          Nevada                              76-0251547
-------------------------------------------------------------------------------
            (State or other jurisdiction                      (IRS Employer
          of incorporation or organization)                Identification No.)

             1500 K Street, N.W., Suite 900, Washington, D.C.  20005
-------------------------------------------------------------------------------
                  (Address of principal executive offices)

                         (202) 408-8180
-------------------------------------------------------------------------------
                      (Issuer's telephone number)

                               n/a
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days.
Yes    X        No
   --------       -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,800,156 Series A Preferred
                                                  ---------------------------
Shares, convertible into one share of common stock per preferred share;
-----------------------------------------------------------------------------
8,358,280 common shares
-------------------------

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                    ASSETS

                                July 31, 2000

CURRENT ASSETS
 Cash                                                                          $         22,091
 Investment in government securities, at cost, which approximates market                850,000
 Notes receivable                                                                     1,131,421
                                                                                  --------------

     Total Current Assets                                                              1,003,512
                                                                                  --------------

OTHER ASSETS
 Notes receivable                                                                       698,009
                                                                                  --------------

            TOTAL ASSETS                                                        $      1,701,521
                                                                                  ==============

               See notes to consolidated financial statements.

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                July 31, 2000

CURRENT LIABILITIES
  Accrued expenses                                                               $    41,633
  Accrued income taxes                                                                27,711
                                                                                  -----------

       Total Current Liabilities                                                      69,344
                                                                                  -----------
STOCKHOLDERS' EQUITY


     5% preferred stock, no par value ; 20,000,000 shares authorized,
          7,800,156 issued and outstanding                                         1,584,855
    Common stock, $.001 par value; 100,000,000 shares authorized,
          5,818,547 shares issued and 5,617,089 shares outstanding in 2000             5,818
   Additional paid-in capital                                                      1,436,559
   Accumulated deficit                                                            (1,395,055)
  Treasury Stock, at cost, 201,458 shares                                                  -
                                                                                 ------------
       Total Stockholders' Equity                                                  1,632,177
                                                                                 ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     1,701,521
                                                                                 ============

See notes to consolidated financial statements

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)
                                                      For the six months ended

                                                      July 31, 2000               July 31, 1999
                                                      ---------------------       -------------------

NET SALES                                            $    4,165,780                 $    4,037,951

COST OF GOODS SOLD                                        3,908,227                      3,464,202
                                                     -----------------------------------------------
GROSS PROFIT                                                257,553                        573,749
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                499,658                        309,129
                                                     -----------------------------------------------
INCOME (LOSS) FROM OPERATIONS                              (242,105)                       264,620
                                                     -----------------------------------------------
OTHER INCOME (EXPENSE)
 Gain on sale of assets                                   1,073,675                               -
 Interest expense, net                                      (53,345)                         (6,614)
                                                     ------------------------------------------------
    Total other (income) expense                          1,020,330                          (6,614)
                                                     ------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                       778,225                          258,006

Income tax expense (benefit)                                851,900                           15,000
                                                     -------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                             (73,675)                         243,006

DISCONTINUED OPERATIONS
 Loss from operations of discontinued business segment
  (less applicable tax benefit of $85,000 in 1999)                -                         (264,435)
                                                      --------------------------------------------------

NET LOSS                                                    (73,675)                       (21,429)

ACCUMULATED DEFICIT, beginning of period                 (1,321,380)                      (830,399)
                                                       ---------------------------------------------------

ACCUMULATED DEFICIT, end of period                $      (1,395,055)                $     (851,828)
                                                        ================               ===============

Weighted average number of shares outstanding              5,818,547                      5,507,244
                                                        ================                ==============

Net income loss per common share-basic and diluted
 -From continuing operations                       $           (0.01)               $           0.04
 -From discontinued operations                                     -                           (0.04)
                                                        --------------------------------------------------------
Total                                              $           (0.01)               $              -
                                                        ========================================================

                See notes to consolidated financial statements

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                             For the  three months ended
                                                     July 31, 2000              July 31, 1999
                                                 ---------------------         --------------------

NET SALES                                            $        1,888,801           $        2,076,579

COST OF GOODS SOLD                                            1,814,491                    1,782,100
                                                     ------------------------------------------------

GROSS PROFIT                                                     74,310                       294,479

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    282,269                       181,292
                                                     ------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                  (207,959)                       113,187
                                                     -------------------------------------------------
OTHER INCOME (EXPENSE)

  Gain on sale of assets                                       1,073,675                             -
     Interest expense, net                                       (24,505)                       (4,565)
                                                     ---------------------------------------------------
    Total other (income) expense                               1,049,170                        (4,565)
                                                     ---------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                         841,210                        108,622

Income tax expense                                               523,075                          5,500
                                                    ----------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                318,135                        103,122

DISCONTINUED OPERATIONS
     Loss from operations of discontinued
      business segment
 (less applicable tax benefit of $85,000 in 1999)                       -                        (15,130)
                                                    ------------------------------------------------------

NET INCOME (LOSS)                                                318,135                         87,992

ACCUMULATED DEFICIT, beginning of period                      (1,713,190)                      (939,820)
                                                    ------------------------------------------------------

ACCUMULATED DEFICIT, end of period                            (1,395,055)                 $    (851,828)
                                                    =================================     ================


Weighted average number of shares
 outstanding-Basic                                            5,818,547                      5,507,244
                                                   ==================================      ================
Weighted average number of shares
 outstanding-Diluted                                         13,618,703                      13,307,400
                                                   ==================================      =================


Net income loss per common share-Basic
     -From continuing operations                   $               0.05                   $         0.02

     -From discontinued operations                                    -                            (0.00)
                                                  -------------------------------------------------------
Total                                              $               0.05                   $         0.02
                                                   ==================================      =================
Net income loss per common share-Diluted
     -From continuing operations                   $               0.02                   $         0.01
     -From discontinued operations                                    -                            (0.00)
                                                   ---------------------------------------------------------
       Total                                       $               0.02                   $         0.01
                                                   =================================        ==============

               See notes to consolidated financial statements.

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                     For the six months ended
                                                              July 31, 2000              July 31, 1999
                                                            --------------------     --------------------

  CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                       $     (73,675)            $        (21,429)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                 124,851                      136,955
     Gain on sale of assets                                      (1,073,675)                           -
     Deferred taxes                                                 823,000                     (100,000)
     Change in:
      Accounts receivable                                           106,334                     (425,081)
      Inventories                                                    26,667                       23,263
      Prepaid expenses and other                                     59,809                     (177,804)
      Security deposits                                              21,655                                         -
      Accounts payable                                              (30,142)                      25,625
      Accrued expenses and other                                    (21,922)                     (82,460)
                                                              ---------------------------  --------------


      Net Cash Provided by (Used in) Operating Activities           (37,098)                    (620,931)
                                                              ---------------------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Collection of notes receivable                               1,000,800                      70,696
      Investment in government Securities                           (850,000)                          -
      Acquisition of property and equipment                          (51,971)                    (37,016)
      Proceeds from sale of assets                                    40,948                            -
      Proceeds from sale of unconsolidated subsidiary                 15,932                       26,153
                                                               --------------------------- ----------------

      Net Cash Used in Investing Activities                          155,709                       59,833
                                                               ---------------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from (Payment of) long-term debt                        (84,060)                      60,000
    Payment of capital lease obligations                             (53,416)                     (22,345)
                                                               ---------------------------  ----------------

    Net Cash Provided by (Used in) Financing Activities             (137,476)                      37,655
                                                               ---------------------------  -----------------

NET DECREASE IN CASH                                                 (18,865)                    (523,443)

CASH
    Beginning of period                                               40,956                      605,111
                                                               ----------------------------  ------------------
    End of period                                             $       22,091                 $     81,668
                                                               ============================= ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
       Income taxes                                           $          369                 $          -
                                                                ============================ ===================
        Interest                                              $       53,345                 $      33,736
                                                                ============================ ===================

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                                                           For the three months ended
                                                                 July 31, 2000                July 31, 1999
				                                                            --------------------         ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $        318,135                  87,992
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                        56,751                  68,855
    Gain on sale of assets                                           (1,073,675)                      -

    Deferred taxes                                                      496,000                 (34,000)
    Change in:
      Accounts receivable                                               372,417                (169,881)
      Inventories                                                      (209,727)                (20,239)
      Prepaid expenses and other                                         15,105                 (85,969)
      Security deposits                                                  25,799                       -
      Accounts payable                                                 (191,944)                (75,431)
      Accrued expenses and other                                         30,471                  (8,362)
                                                                -----------------------      --------------------

      Net Cash Used in Operating Activities                            (160,668)                (237,035)
                                                                -----------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Collection of (additions to) notes receivable                     141,048                    1,200
      Investment in government Securities                               850,000                        -
      Acquisition of property and equipment                                   -                   (9,784)
      Proceeds from sale of unconsolidated subsidiary                         -                   14,015
                                                               ----------------------------------------------------

      Net Cash Used in Investing Activities                             191,048                    5,431
                                                               ----------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
      Payment of long-term debt                                         (35,363)                        -
      Payment of capital lease obligations                              (27,058)                  (20,753)
                                                               ----------------------------------------------------
      Net Cash Used in Financing Activities                             (62,421)                  (20,753)
                                                               -----------------------------------------------------

NET DECREASE IN CASH                                                    (32,041)                 (252,357)

CASH
    Beginning of period                                                  54,132                   334,025
                                                               ---------------------------     ----------------------
    End of period                                             $          22,091               $    81,668
                                                               ============================    ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes                                            $                -              $          -
                                                                ===========================    =======================
      Interest                                                $           30,255              $     16,598
                                                                ===========================    =======================

See notes to consolidated financial Statements

              ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                JULY 31, 2000

     The accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statement included in the Company's annual report for the year ended January 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended July 31, 2000 are not necessarily indicative of the results that can be expected for the year ended January 31, 2001.

INCOME TAXES

     The provision for income taxes consists of the following components:

                                                                            Six Months              Three Months
                                                                            Ended July 31, 2000     Ended July 31, 2000
                                                                            ----------------------------------------------
                             Current
                               Federal                                       $           -            $          -
                               State                                                28,900                  27,075
                                                                             ----------------------    --------------------
                                                                                    28,900                  27,075
                                                                             ----------------------------------------------
                             Deferred
                                Federal                                            346,300                 346,300
                                State                                                    -                       -
                                                                             ----------------------------------------------
                                                                                   346,300                 346,300
                                                                             -----------------------------------------------
                            Relating to change in beginning of period
                               valuation allowance
                               Federal                                             476,700                  149,700
                                                                             -----------------------------------------------
                                                                                $  851,900                  523,075
                                                                             ================================================

              ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)
                                JULY 31, 2000


INCOME TAXES (Continued)

     Deferred income taxes at July 31, 2000 consist of the following:


   Deferred tax assets                                          $    815,300
   Valuation allowance                                              (815,300)
                                                               ----------------
                                                                $          -
                                                               ================


The deferred tax asset balance relating to the Federal and New York net operating loss carryover for Online International Corp. is completely offset by a valuation allowance. These carryforwards begin to expire in 2019.

The reconciliation between the actual and expected Federal tax is as follows:

                                                                                  Six Months Ended                 Three
                                                                                  Ended July                       Months Ended
                                                                                  31, 2000                         July 31, 2000
                                                                             ------------------------------------------------
           Income tax provision at 34%                                            $     289,290                    $   310,705

          Effect of expenses not deductible for income                                    1,085                            747
           taxes
           State and local income taxes net of Federal
           Income tax effect                                                             28,900                         27,075
           Change in tax estimates other than valuation
           Allowance                                                                     55,925                         34,848

           Change in estimate for valuation                                             476,700                        149,700
            allowance                                                            ----------------------------------------------

           Actual income tax provision                                             $     851,900                     $  523,075
                                                                               ================================================

SALE OF SUBSIDIARY

     On July 17, 2000, the Company sold all the assets of its design and manufacture of lottery tickets business for approximately $3,935,000 of which cash was received for $1,000,000, a note receivable for $829,000 and the assumption of liabilities of approximately $2,100,000 by the purchaser. The note receivable represents a contingent payment based on projected sales from the lottery ticket manufacturing segment for a term of five years discounted at 9.50%.

Item 2.               Management's Discussion and Analysis or Plan of Operation.

              ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources
--------------------------------


     The Company's cash position, including short term marketable securities, at July 31, 2000 was $870,000 an increase of $820,000 from April 30, 2000.
This increase is a result of the sale of the assets of the design and manufacture of the lottery ticket business.

Notes receivable increased by approximately $829,000 as a result of the sale of all the assets of its design and manufacture of lottery tickets business.

Deferred income tax asset at July 31, 2000 decreased by $496,000 from April 30, 2000. This decrease is primarily attributable to the utilization of the federal net operating loss. The Company does not expect to utilize all of its federal and New York state net operation losses and the deferred tax asset is written down to its net realizable value.

Results of Operations
---------------------

Six Months Ended July 31, 2000 and 1999

Sales during the six months ended July 31, 2000 were $4,165,780 an increase of $127,829 from the six months ended July 31, 1999

The gross profit percentage was 6% for the six months ended July 31, 2000 compared to 14% for the six months ended July 31, 1999. This 8% decrease is primarily attributable to additional labor and manufacturing costs incurred in the start-up phase of its newly obtained three-year contract. In addition, the Company has been unable to take advantage of cash discounts on raw material purchases. During July, 2000, the assets of the design and manufacture of lottery tickets business was sold at a profit of approximately $1,000,000.

The above mentioned factors resulted in a consolidated net loss of $70,000 for the six months ended July 31, 2000 as compared to a consolidated net loss of $20,000 for six months ended July 31, 1999.

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

Item 6.     Exhibits and Reports on Form 8-K.
The Company filed a Form 8-K on July 20, 2000, to report a sale of assets. This document is hereby incorporated herein by reference.


                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE INTERNATIONAL CORPORATION
----------------------------------
             (Registrant)


Date   September 15, 2000                                /s/ MOSES L. GARSON
       --------------------                           -------------------------