Form 10-Q
period 2000-10-31
ONLINE INTERNATIONAL CORP /NV/
filed 2001-02-12
CIK 831378

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 2000
                              --------------------------------------------------

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period
             to
          -----------     --------------------

Commission file number
      033-20966
-----------------------

             Online International Corporation
---------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Nevada                                                        76-0251547
----------------------------------------------------------------------
(State or other jurisdiction
       of incorporation or organization) (IRS Employer Identification No.)

               1825 I Street, N.W., Suite 400, Washington, D.C.  20009
-------------------------------------------------------------------------------
 (Address of principal executive offices)

                             (202) 429-2001
------------------------------------------------------------------------
(Issuer's telephone number)

                                  n/a
------------------------------------------------------------------------
(Former name, former address and
        former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the 90 days.
Yes    X     No
    --------    ------

                    APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  7,800,156 Series A Preferred Shares,
----------------------------------------------------------
convertible into one share of common stock per preferred
--------------------------------------------------------------------------
     share; 8,358,280 common  shares
 --------------------------------------------------------

                        PART I  FINANCIAL INFORMATION

Item 1.     Financial Statements.

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                 (Unaudited)

                               October 31, 2000

                                   ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                  $            826,627
  Notes receivable                                                                    131,421

       Total Current Assets                                                        958,048

OTHER ASSETS
  Notes receivable                                                                     698,009

     TOTAL ASSETS                                                         $      1,656,057

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses                                                                   $         60,133
Accrued income taxes                                                                         27,711

       Total Current Liabilities                                                             87,844
STOCKHOLDERS' EQUITY


    5% preferred stock, no par value ; 20,000,000
shares authorized,
          7,800,156 issued and outstanding                                   1,584,855
Common stock, $.001 par value; 100,000,000
shares authorized,
          5,818,547 shares issued and 5,617,089
                                                                          5,818
Additional paid-in capital                                                                   1,436,559
   Accumulated deficit                                                                      (1,459,019)
  Treasury Stock, at cost, 201,458 shares                                                            -
       Total Stockholders' Equity                                                             1,568,213
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $      1,656,057

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

119:
                                                                                              For the nine months
                                                                                          ended October 31,
                                                                                      ----------------------------
                                                                                      2000                    1999
                                                                                     ---------                -------


NET SALES                                                             $   4,165,780      $ 5,974,320

COST OF GOODS SOLD                                           3,908,227          5,312,295
                                                                                    -------------------        ---------------
GROSS PROFIT                                                             257,553             662,025

SELLING, GENERAL AND ADMINISTRATIVE
                                                                                            576,825           468,930
                                                                                      ------------------         --------------


INCOME FROM OPERATIONS                                    (319,272)            193,095
                                                                                       -----------------            --------------
OTHER INCOME (EXPENSE)
  Gain on sale of assets                                               1,073,675                         -
  Interest expense, net                                                       (40,142)              (11,107)
                                                                                        -----------------            ---------------

    Total other (income) expense                                  1,033,533              (11,107)
                                                                                        --------------                 ------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                              714,261              181,988

Income tax expense (benefit)                                         851,900                 12,000
                                                                                         -------------             ------------
INCOME (LOSS) FROM CONTINUING
       OPERATIONS                                                          (137,639)                 169,988

DISCONTINUED OPERATIONS
    Loss from operations of discontinued business
             segment
        (less applicable tax
                                                                                                       -                   (505,001)
                                                                                           ----------                 ------------

NET LOSS                                                                            (137,639)           (335,013)

ACCUMULATED DEFICIT, beginning of period          (1,321,380)           (830,399)
                                                                                             -------------            ------------
ACCUMULATED DEFICIT, end of period                  $ (1,459,019)         $ (1,165,412)
                                                                                            ===========         ==========


Weighted average number of shares
         outstanding - Basic                                                   5,818,547                5,507,244
                                                                                             ==========             =========
Weighted average number of shares
outstanding
                     - Diluted                                                           5,818,547                  13,307,400
                                                                                              ==========               =========

Net income (loss) per common share - Basic
    -From continuing operations                                          $     (0.02)                  $     0.03
    -From discontinued operations                                                     -                         (0.08)
   Total                                                                                    $   (0.02)                  $   (0.05)
                                                                                                 ==========           =========
Net income (loss) per common share - Diluted
    -From continuing operations                                            $    (0.02)                     $  0.01
    -From discontinued operations                                                     -                          (0.04)
   Total                                                                                   $    (0.02)                      $ (0.03)


               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                                                 For the  three months
                                                                                                   ended October 31,
                                                                                                2000                 1999
                                                                                               --------              ------

NET SALES                                                                      $    -                $   1,936,369

COST OF GOODS SOLD                                                      -                    1,848,093
                                                                                            ---------------         -------------
GROSS PROFIT                                                                       -                        88,276

SELLING, GENERAL AND
                                                                                               77,167                159,801
                                                                                            ---------------          ------------
LOSS FROM OPERATIONS                                            (77,167)               (71,525)
                                                                                           --------------             -------------
OTHER INCOME (EXPENSE)

  Interest income (expense), net                                       13,203                   (4,493)
                                                                                            --------------            --------------
    Total other (income) expense                                       13,203                   (4,493)
                                                                                           ---------------           ---------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                (63,964)               (76,018)

Income tax benefit                                                                        -                      (3,000)
                                                                                           --------------           ---------------
INCOME FROM CONTINUING OPERATIONS             (63,964)                 (73,018)

DISCONTINUED OPERATIONS
    Loss from operations of discontinued
business segment (less applicable tax
                                                                                                -                         (240,566)
                                                                                        -------------                --------------
NET INCOME (LOSS)                                                       (63,964)               (313,584)


ACCUMULATED DEFICIT                                            (1,395,055)               (851,828)
                                                                                       ----------------              -------------

ACCUMULATED DEFICIT, end of period                  $ (1,459,019)             $ (1,165,412)
                                                                                      ===============     ===========
Weighted average number of
                                                                                                 5,818,547                 5,507,244

Net income loss per common
share-basic and diluted
    -From continuing operations                                       $        (0.01)              $      (0.01)
    -From discontinued operations                                                    -                        (0.04)
                                                                                      ----------------             -----------------
       Total                                                                                 $        (0.01)           $      (0.06)
                                                                                         ============        =============

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                                         For the nine months
                                                                                                    ended October 31,
                                                                                                   2000              1999
                                                                                                  ----------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                    $     (137,639)        $     (335,013)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:

    Depreciation and amortization                                                   124,851                    205,433
   Gain on sale of assets                                                             (1,073,675)                     -
   Deferred taxes                                                                                 823,000                  (254,000)
   Change in:
      Accounts receivable                                                                     106,334                 (187,730)
      Inventories                                                                                   26,667                 (120,116)
      Prepaid expenses and other                                                        59,809                    (51,152)
      Security deposits                                                                          21,655                   (112,362)
      Accounts payable                                                                         (30,142)                    225,614
      Accrued expenses and other                                                       (3,422)                   (100,138)
                                                                                         ---------------            -------------
      Net Cash Used in Operating Activities                                     (82,562)                    (729,464)
                                                                                         ----------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Collection of notes receivable                                                    1,000,800                    56,650
      Acquisition of property and equipment                                           (51,971)               (69,695)
      Proceeds from sale of assets                                                           40,948                      -
      Proceeds from sale of unconsolidated subsidiary                        15,932                 40,324
                                                                                          -----------------          ---------------
      Net Cash Provided by Investing Activities                                   1,005,709                 27,279
                                                                                 ------------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from (Payment of) long-term debt                               (84,060)                160,000
      Payment of capital lease obligations                                            (53,416)                (33,959)
                                                                                 ---------------         -----------------
      Net Cash Provided by (Used in) Financing Activities               (137,476)               126,041
                                                                              -----------------          -----------------

NET INCREASE (DECREASE) IN CASH                                             785,671               (576,144)

CASH AND CASH EQUIVALENTS
    Beginning of period                                                                                40,956                605,111
                                                                            ------------------          -------------------
    End of period                                                                      $       826,627        $       28,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
    Cash paid during the period for:
      Income taxes                                                                     $              374             $       33,172
      Interest                                                                            $        53,345             $       52,040

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
283:
                                                                                                 For the  three months
                                                                                                ended October 31,
                                                                                            2000                    1999
                                                                                              --------                   -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                 $     (63,964)              (313,584)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                            -                  68,478
   Deferred taxes                                                                                         -                (154,000)
   Change in:
      Accounts receivable                                                                             -                 237,351

      Inventories                                                                                      -                (143,379)
      Prepaid expenses and other                                                              -                 (24,712)
      Security deposits                                                                                   -                  39,002
      Accounts payable                                                                                  -                 199,989
      Accrued expenses and other                                                     18,500               (17,678)
                                                                                     ----------            -----------

      Net Cash Used in Operating Activities                                    (45,464)             (108,533)
                                                                                         -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Collection of (additions to) notes receivable                                      -               (14,046)
      Acquisition of property and equipment                                                -               (32,679)
      Proceeds from sale of unconsolidated subsidiary                            -                14,171
                                                                                        -------------         ------------

      Net Cash Used in Investing Activities                                                    -               (32,554)
                                                                                          -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from note payable                                                               -                   100,000
      Payment of capital lease obligations                                                -                    (11,614)
                                                                                    ---------------        -----------

      Net Cash Provided by Financing Activities                                                -                88,386
                                                                                       --------------         ------------
NET DECREASE IN CASH                                                                       (45,464)            (52,701)


CASH AND CASH EQUIVALENTS
    Beginning of period                                                                                872,091              81,668
                                                                                       ---------------         -------------

    End of period                                                                                  $       826,627        $ 28,967
                                                                                                          =========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
    Cash paid during the period for:
      Income taxes                                                                          $            -                 $ 7,596
                                                                     ==========   ===========
     Interest                                                                              $           -                   $ 18,304
                                                                                                        =========      ========

Item 2. 	Management's Discussion and Analysis or Plan of Operation.
              ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 2000


The accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statement included in the Company's ended January 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.
Operating results for the nine months ended October 31, 2000 are not necessarily indicative of the results that can be expected for the year ended January 31, 2001.


INCOME TAXES

The provision for income taxes consists of the following components:

                                                      Nine Months                                  Three Months
                                                      Ended October 31, 2000                Ended October 31, 2000

Current
    Federal                                        $        -                                       $           -
    State                                                 28,900                                                -
                                                              ----------                                     --------------
                                                               28,900                                                -
                                                               ----------                                     --------------
Deferred
    Federal                                           346,300                                                -
    State                                                          -                                                   -
                                                             ------------                                    ---------------
                                                            346,300                                             -
                                                             ------------                                    ----------------
Relating to change in
beginning of period
valuation allowance
     Federal                                          476,700                                              -
                                                             -------------                                   -----------------
                                                   $        851,900                                    $         -
                                                            =========                                   =========

              ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                               OCTOBER 31, 2000


INCOME TAXES (Continued)

     Deferred income taxes at October 31, 2000 consist of the following:

  Deferred tax assets                                         $     840,300
  Valuation allowance                                              (840,300)
                                                              $           -

The deferred tax asset balance relating to the Federal and New York net operating loss carryover for Online Internal Corp. is completely offset by a valuation allowance. These carryforwards begin to expire in 2019.

The reconciliation between the actual and expected Federal tax is as follows:

                                                                  Nine Months ended                  Three Months ended
                                                                    October 31,                       Ended October 31
                                                                       2000                                2000
                                                                     -------------                    ------------------

Income tax provision at 34%                                      $     289,290                       $  (21,748)

Effect of expenses not deductible for income
Taxes                                                                                         1,085                                -

State and local income taxes net of Federal
  Income tax effect                                                                  28,900                         (3,252)

Change in valuation allowance                                                   -                            25,000

Change in tax estimates other than
valuation allowance                                                                  55,925                               -

Change in estimate for beginning
valuation allowance                                                                  476,700                               -
                                                                                          ------------                      -------
Actual income tax provision                                              $    851,900              $                -
                                                                                                     =========           ========

          ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

                               OCTOBER 31, 2000


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

              ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                               OCTOBER 31, 2000


As part of the Company's strategy to seek a trading status for its publicly held shares the Company has been reviewing potential investment opportunities in various sectors as diverse as medical record/artificial intelligence, biotechnology and internet currency trading. As the Company has limited resources, the choices have been somewhat restricted.
The company is currently negotiating an acquisition with an internet currency trading company. After October 31, 2000 directors obtained preliminary approval to proceed with an acqusition.

Liquidity and Capital Resources

The Company's cash position, including cash equivalents, at October 31, 2000 was $827,000 a decrease of approximately $45,000 from July 31, 2000. This decrease is primarily due to management and legal fees incurred.

The Company's first quarterly payment covering the period August 1, 2000 to October 31, 2000 under the purchases and sale agreement is due November 15, 2000. Based on discussions with management of the former subsidiary it is anticipated that the payment will be approximately $55,000.

Results of Operations

Nine Months Ended October 31, 2000 and 1999

Sales during the nine months ended October 31, 2000 were $4,165,780 a decrease of approximately $1,808,000 from the nine months ended October 31, 1999.

The gross profit percentage was 6% for the nine months ended October 31, 2000 compared to 11% for the nine months ended October 31, 1999. This 5% decrease is primarily attributable to additional labor and manufacturing costs incurred in the start-up phase of its newly obtained three-year contract. In addition, the Company has been unable to take advantage of cash discounts on raw material purchases.
During July 2000, the assets of the design and manufacture of lottery tickets business were sold at a profit of approximately $1,073,000.

The above mentioned factors resulted in a consolidated net loss of $138,000 for the nine months ended October 31, 2000 as compared to a consolidated net income of $170,000 for nine months ended October 31, 1999.

                         PART II  OTHER INFORMATION


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
No matters have been submitted for a vote to securities holders during the reporting period. However, written consent was obtained from two shareholders comprising a majority of the shares approving the sale of the assets of the Company.
This sale was reported on Form 8-K filed July 20, 2000.
On December 5, 2000, the company held its annual meeting and shareholders approved efforts, by the board of directors, to pursue a certain acqusition.

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

ONLINE INTERNATIONAL CORPORATION
---------------------------------------------------------
(Registrant)

Date      12/15/00                                                           /S/
       --------------------                             -----------------------
                                                                   (Signature)

                                               MOSES L. GARSON, DIRECTOR
                                 --------------------------------------
                                                     (Printed Name and Title)