Form 10KSB
period 2001-01-31
ONLINE INTERNATIONAL CORP /NV/
filed 2001-05-01
CIK 831378

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-KSB

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the year ended               01/31
                  -------------------------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

for the transition period from                             to
                              -----------------------------   -----------------

Commission file number              033-20966
                      ---------------------------------------

                       Online International Corporation
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

       Nevada                               76-0251547
-------------------------------------------------------------------------------
(State or other jurisdiction           (IRS Employer
if incorporation or organization)      Identification No.)

           1825 I Street, N.W., Suite 400, Washington, D.C. 20009
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                               (202) 429-2001
Registrant's telephone number, including area code        202-429-2001
                                                  -----------------------------

                                n/a
-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the 90 days.
Yes   x      No
      ------       -------

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the issuer=s classes
of common equity, as of the latest practicable date:           7,800,156 Series
                                                               ----------------
A Preferred Shares, convertible into one share of common stock per preferred
-------------------------------------------------------------------------------
share; 8,358,280 common shares
-------------------------------------------------------------------------------

Item 1.     Business

Description of the Company's Business

     Online International Corporation ("Online") was engaged in the business of printing lottery tickets. The company is a Nevada corporation whose shares are registered with the U.S. Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934. On May 10, 2000 the Board of Directors formalized its decision to discontinue operations. On July, 17 2000 the company sold all of its design and manufacture business for approximately $3,935,000.00 of which cash was received for $1,000,000.00 and a note receivable for $829,000.00 and the assumption of liability of approximately $2,100,000.00 by the purchasers.


THE LOTTERY TICKET AND PARI-MUTUEL PRINTING BUSINESS

    Online, through its wholly owned subsidiary, Printing Associates, Inc. ("Printing Associates"), which it acquired on January 31, 1997, was engaged in the business of designing, printing, and manufacturing lottery tickets and play slips for automated on-line contractors and on track and off-track betting. As a result of the sale of its only operating subsidiary, the company has no current operations.



ONLINE'S REPORTING STATUS

    Online is now a fully reporting company. Prior to September 1999, Online was neither a reporting company nor were its shares traded in any public market. On September 22, 1999, Online merged with and into Condor West Corporation in a share for share exchange in which Condor West was the surviving company and Online ceased to exist. Contemporaneously with the merger, Condor changed its name to Online International Corporation. Condor West was a reporting company at the time of the merger. Therefore, as a result of the merger, Online is now a fully reporting company that files quarterly and annual reports with the Securities and Exchange Commission ("SEC"). Shareholders may review these filings by visiting the SEC's web site at www.sec.gov and accessing Online's filings through the SEC's EDGAR database.

    Condor West was formed in Nevada in 1987 with a view towards combining with a business operation and had no business operations for the three years prior to the merger. From Online's inception until January 31, 1997, when it acquired Printing Associates, Online was in the lottery management consulting business.

Item 3.  Legal Proceedings

     Online is not currently a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters have been submitted for a vote to security holders during the reporting period.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    Online's shares have not traded on any exchange or any other public trading market. Approximately 700,000 shares were subject to outstanding options to purchase common equity of Online over the next ten years. However, all of those options were cancelled. Only one person has an option to purchase common stock, which was granted by the Board of Directors on October 17, 2000. The options expire on April 16, 2002.

     As of January 31, 2001, Online's common equity is held by approximately 969 holders of record. It has not declared or paid any cash dividends on any class of common equity in the last three fiscal years.

    The Articles of Merger restrict Online's ability to pay dividends. It may not pay any dividends on common equity shares until full cumulative dividends on all outstanding preferred stock have been paid. Online may not pay dividends if doing so would result in a consolidated current ratio of less than two, that is, current assets equaling less than twice current liabilities. Common equity may not receive dividends if paying dividends would result in the consolidated surplus being less than two years' dividend requirements on preferred shares. Dividends may not be paid on common equity if doing so would result in net tangible assets being less than 200% of the sum of an amount equal to $3.00 per share on outstanding preferred stock and the amount received as consideration upon the issuance of any outstanding shares ranking equally with or prior to the preferred stock and of any outstanding preferred stocks of subsidiaries, owned by others than Online and its subsidiaries. Finally, Online may not pay dividends on common equity if doing so would reduce the company's consolidated net tangible assets plus consolidated long-term debt to less than 175% of the sum of the consolidated long-term debt and an amount equal to $5.00 per share on outstanding preferred stock and the amount of received as consideration upon the issuance of any outstanding shares ranking equally with or prior to the preferred stock and of any outstanding preferred stocks of subsidiaries, owned by others than the Corporation and its subsidiaries. The Series A Preferred shares are not traded in any public market. The company has no operations, therefore there are no retained earnings from which to pay dividends.

Recent Sales Of Unregistered Securities

     The company has not sold any securities during the period covered by this report.

Item 6.  Selected Financial Data

Description                            1/31/01        1/31/00        1/31/99        1/31/98        1/31/97
Net Sales                              $ 4,165,777    $ 7,733,829    $ 8,118,659    $ 10,056,262   $ 10,420,341
Income (loss) from
continuing operations                  $ (200,672)    $  (278,605)   $ 297,529      $ 734,311      $ 295,667
Income (loss) from
continuing operations
per share of
common stock
Basic                                  $ (0.04 )      $ (0.05)       $ 0.05         $0 .14         $ 0.04
Diluted                                $ (0.04)       $ (0.05)       $ 0.02         $ 0.06         $ 0.04
Total assets                           $ 1,617,586    $ 4,116,221    $ 3,660,697    $ 4,361,951    $ 5,078,841
Long-term obligations                  $ -            $ 938,042      $ 153,689      $ 199,567      $ 196,190
Cash dividends
declared per share
of common stock                        $ -            $ -            $ -            $ -            $ -


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

              ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                               JANUARY 31, 2001


As part of the Company's strategy to seek a trading status for its publicly held shares the Company has been reviewing potential investment opportunities in various sectors as diverse as medical record/artificial intelligence, biotechnology and internet currency trading. As the Company has limited resources, the choices have been somewhat restricted.

Towards the end of the fiscal year, the Company commenced negotiations with a view of acquiring a large portion of a company whose software and web site seeks to offer foreign exchange investments to the general public. It was anticipated that should the negotiations come to a positive conclusion, new shares in the Company would be issued to the vendors and control would pass to them. On closing of the deal, the Company intended to take steps to re-apply for SEC registration.

The legal requirements to achieve a closing which would immediately be followed by the filing of a Registration Statement covering all the outstanding shares of the Company were constraining the Company's investment opportunity. Both the Company and vendors are committed to finalizing the agreement but the pending legal matters have delayed the closing. The Company nevertheless recognized the urgent need to assist the vendors in the immediate development and agreed to assist by advancing funds against adequate security.

Accordingly, in March 2001, the Board of Directors approved an investment by the Company in Priority Marketing Ltd. ('Priority'), an Isle of Man Corporation, in accordance with the terms and conditions of a promissory note in the amount of US$250,000, bearing interest at the prime rate.
The promissory note is due June 15, 2001. The terms of the promissory note provide that in the event of non-repayment of the loan, the Company would be entitled to 10% of the equity of Priority.

Liquidity and Capital Resources
-------------------------------

The Company's cash position, including cash equivalents, at January 31, 2001 was approximately $803,000, an increase of approximately $762,000 from January 31, 2000. This increase is primarily from the sale of the subsidiary's business. As a result of the sale, total assets decreased by approximately $2,499,000 and total liabilities decreased by approximately $2,298,000.

Results of Operations
---------------------

Sales during the year ended January 31, 2001 were approximately $4,166,000 a decrease of approximately $3,568,000 from the year ended January 31, 2000. This decrease is primarily attributable to the sale of the subsidiary's business on July 17, 2000.

Income before income taxes increased by approximately $1,098,000 primarily from the gain on the sale of the subsidiary's business in the amount of $1,059,000. Income tax expense for the year ended January 31, 2001, increased by approximately $1,020,000 from the year ended January 31, 2000, resulting in a net loss of approximately $201,000. Increase in income tax expense is primarily attributable to recording a reserve against the net deferred tax asset of approximately $691,000. This deferred tax asset represents the future tax benefit of accumulated net operating losses. Since the sale of the subsidiary's business on July 17, 2000, there will be less opportunities to utilize the net operating loss from the Company's operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

This Item is inapplicable.

Item 8.  Financial Statements and Supplementary Data

                       ONLINE INTERNATIONAL CORPORATION
                                AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS
                      WITH INDEPENDENT AUDITORS' REPORT

                JANUARY 31, 2001

                               C O N T E N T S

                                                                           Page
                                                                         ------

INDEPENDENT AUDITORS' REPORT                                                  1

CONSOLIDATED FINANCIAL STATEMENTS

     BALANCE SHEETS                                                           2

     STATEMENTS OF OPERATIONS                                                 3

     STATEMENTS OF STOCKHOLDERS' EQUITY                                       4

     STATEMENTS OF CASH FLOWS                                                 5

     NOTES TO FINANCIAL STATEMENTS                                         6-12

INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors
Online International Corporation

We have audited the accompanying consolidated balance sheets of Online International Corporation and Subsidiary, as of January 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended January 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online International Corporation and Subsidiary as of January 31, 2001, and the consolidated results of their operations and their cash flows for the years ended January 31, 2001 and 2000, in conformity with generally accepted accounting principles.




New York, NY
April 18, 2001

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                               JANUARY 31, 2001


                                    ASSETS



CURRENT ASSETS
     Cash and cash equivalents                             $         803,468
     Interest receivable                                             3,196
                                                                     ----------
               Total Current Assets                                  806,664

NOTE RECEIVABLE                                                      810,922
                                                                     ----------

                                                           $         1,617,586
                                                                     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses and other current liabilities                  112,406
                                                                     ----------

              Total Current Liabilities                    112,406
                                                                     ----------


STOCKHOLDERS' EQUITY
     5% preferred stock, no par value; 20,000,000 shares authorized,
      7,800,156 shares issued and outstanding ($39,000,780
     liquidation preference)                                         1,584,855
     Common stock, $.001 par value; 100,000,000 shares authorized,
     5,818,547 shares issued, 5,617,089 outstanding                  5,818
     Additional paid-in capital                                      1,436,559
     Accumulated deficit                                            (1,522,052)
     Treasury stock, at cost, 201,458, shares                             -
                                                                     ----------

          Total Stockholders' Equity                                 1,505,180
                                                                     ----------

                                                           $         1,617,586
                                                                     ==========

               See notes to consolidated financial statements.

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Year Ended
                                                                            January 31,
                                                                            ------------
                                                                     2001                2000
                                                                    ------              -------
NET SALES                                                       $    4,165,777      $    7,733,829

COST OF GOODS SOLD                                                   3,896,674           7,055,502
                                                                     ----------          ----------

GROSS PROFIT                                                         269,103        678,327

SALARIES AND RELATED COSTS                                           (184,828)           (404,897)

OTHER SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                                        (469,810)           (300,069)

MERGER EXPENSES                                                           -              (355,000)
                                                                     ----------          ----------

LOSS FROM OPERATIONS                                                 (385,535)           (381,639)
                                                                     ----------          ----------

OTHER INCOME (EXPENSE)
     Interest income                                                 63,257                   -
     Miscellaneous income                                                 -              3,459
     Interest expense                                                (59,094)            (31,020)
     Gain (loss) on investment in deferred compensation trusts       -                   (10,699)
     Gain on sale of assets                                        1,059,276      -
                                                                     ----------          ----------

               Total Other Income (Expense)                          1,063,439           (38,260)
                                                                     ----------          ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                             677,904             (419,899)

INCOME TAX EXPENSE (BENEFIT)                                         878,576             (141,294)
                                                                     ----------          ----------

LOSS FROM CONTINUING OPERATIONS                                      (200,672)           (278,605)

DISCONTINUED OPERATIONS
     Loss from operations of discontinued business segment
       (less applicable tax benefit of $501,240 in 2000)                  -              (212,376)
                                                                     ----------          ----------

NET LOSS                                                        $    (200,672)      $    (490,981)
                                                                     ==========          ==========

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         Common Stock             Preferred Stock  Additional	                       Treasury Stock
                         ------------             ---------------                                    --------------
                       Number        Par         Number        Par        Paid-in     	Accumulated   Number
                     of Shares      Value      of Shares      Value       Capital      Deficit     of Shares   Cost  Total
                     --------       -----      ---------                  -------       -------     -------    -----      -----
Balance at
January 31,
1999               5,507,244    $ 5,507      7,800,156    $ 1,584,855  $ 1,436,870  $ (830,399)         -       $    -  $ 2,196,833

Additional stock
issued from
merger on
September 9,
1999               311,303      311               -            -       (311)             -         201,458           -       -


Net Loss for
Year Ended
January 31,
2000                    -            -          -              -            -       (490,981)           -            -  (490,981)
                   -----------  -----------  -----------  -----------  -----------  -------------  ---------  ------  -------------

Total
Stockholder's
Equity at
January 31,
2000               5,818,547    5,818        7,800,156    1,584,855    1,436,559    	(1,321,380)   201,458          -   1,705,852

Net Loss for
Year Ended
January 31,
2001                    -            -            -            -            -       (200,672)           -            -  (200,672)
                   -----------  -----------  -----------  -----------  -----------  -------------  ---------  ------  -------------
Total
Stockholder's
Equity at
January 31,
2001               5,818,547    $ 5,818      7,800,156    $ 1,584,855  $ 1,436,559  $	(1,522,052)  201,458      $    -  $ 1,505,180
                   ===========  ===========  ===========  ===========  ===========  =============  =========  ======  =============

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended
                                                                 January 31,
                                                                 -----------
2001 2000
                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $  (200,672)   $  (490,981)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
    Loss on sale/retirement of fixed assets                            -             3,020
    Gain on sale of Printing Associates assets                   (1,059,276)             -
     Depreciation and amortization                                  124,851         293,373
     Bad debts                                                         -             65,000
     Loss on investment
      in foreign lottery operation                                     -            214,925
     Deferred taxes                                                823,000        (648,400)
     Change in:
         Accounts receivable                                        106,334        (226,915)
         Inventories                                                  26,667       (168,576)
         Prepaid expenses
         and other current assets                                   33,841            11,062
         Prepaid income taxes                                       82,273           (20,643)
         Deferred compensation trust                                   -             10,699
         Accounts payable                                           (30,853)        456,501
         Accrued expenses
         and other current liabilities                              (52,049)        (13,296)
          Deposits                                                   21,655           4,142
          Deferred compensation                                        -            (10,699)
                                                             ----------------   ------------------

               Net Cash
          Used in Operating Activities                            (124,229)       (520,788)
                                                             ----------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Collection of notes receivable                                 35,240          50,852
     Investment in foreign lottery operation                          -           (114,925)
     Acquisitions of property and equipment                        (51,971)       (493,293)
     Proceeds from sale of assets                                1,040,948            -
                                                             ----------------   ------------------
               Net Cash Provided by
          (Used in) Investing Activities                         1,024,217        (557,366)
                                                             ----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank line-of-credit                                -            330,000
     Proceeds from capital lease obligations                          -            348,940
     Payments of long-term debt                                    (84,060)       (105,268)
     Payments of obligations under capital leases                  (53,416)        (59,673)
                                                             ----------------   ------------------
              Net Cash Provided by
              (Used in) Financing Activities                      (137,476)        513,999
                                                             ----------------   ------------------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                                       762,512        (564,155)
CASH AND CASH EQUIVALENTS
Beginning of year                                                   40,956         605,111
                                                             ----------------   ------------------
End of year                                                     $  803,468     $    40,956
                                                             ================   ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for:
     Income taxes                                               $   17,180     $    48,332
                                                             ================   ==================

     Interest                                              $        59,094     $    86,362
                                                             ================   ==================

     Refund received during the year for:
          Income taxes                                     $        43,877     $      -
                                                             ================   ==================

                                 See notes to consolidated financial statements

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JANUARY 31, 2001

1.     DESCRIPTION OF BUSINESS AND ORGANIZATION
Description of Business
-----------------------
    The Company's operations had consisted of the design and manufacture of lottery tickets and play slips for automated on-line contractors and parimutuels (on track and off track betting).

     As discussed in Note 3, the Company discontinued its lottery management consultation segment of the business.

Merger Transaction
------------------

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

    Each common shareholder of old Online received one share of new Online common for each share of old Online common (5,507,244 issued and outstanding on the merger date). Each holder of old Online Series A Preferred shares (7,800,156 issued and outstanding on the merger date) received one share of new Online Series A Preferred for each share of old Online Series A Preferred.
Each common shareholder of Condor (311,303 issued and outstanding on the merger date) received one share of new Online common for each share of Condor common. The Condor shareholders', as part of this merger, surrendered 201,458 shares which were recorded as Online's treasury stock.

    Although Condor (now with the legal name of Online International Corporation) is legally the surviving corporation, old Online is the continuing, surviving entity for accounting purposes. The accounting for the transaction is similar to a reverse takeover wherein old Online was merged into Condor. For financial reporting purposes the transaction is being recorded as if old Online issued 311,303 new shares of common stock of which 201,458 were recorded as treasury shares with no cost. $275,000 that was paid to Condor shareholders, along with $80,000 of professional fees incurred, has been recorded as merger expense in the statement of operations.

    The Series A Preferred shares of new Online have rights that exceed those of the series A preferred shares of old Online. Each new Series A preferred share has the same voting rights of a share of common stock except that in the case of certain defaults the Series A Preferred acquires additional rights.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
-------------------
    Sales are recorded on the date of shipment of the merchandise. Principles of Consolidation
---------------------------

    The consolidated financial statements include the accounts of Online International Corporation and its wholly-owned subsidiary, Printing Associates, Inc. collectively referred to as "The Company". All material intercompany transactions and balances have been eliminated in consolidation.

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    JANUARY 31, 2001


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories
-----------

    Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out method.

Property and Equipment
----------------------

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by both the straight-line and declining balance methods over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the life of the lease.

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

Cash and Cash Equivalents
-------------------------

    The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents at January 31, 2001 are funds on deposit in a Canadian bank in U.S. dollar denominations. These amounts are not insured under the Canada Deposit Insurance Corporation Act.

Stock Options
-------------

    Stock based compensation is recognized using the intrinsic value method under which compensation cost for stock options is measured as the excess, if any, of market value of the Company's stock at the measurement date over the exercise price. For disclosure purposes, pro-forma net income is provided as if the fair value method had been applied.

Use of Estimates
----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.


3.     DISCONTINUED OPERATIONS

    On May 10, 2000, the Company's Board of Directors formalized its decision to discontinue operations in the lottery management segment of the business which had substantially ceased activity in June 1999. The results of operations of the lottery management operations have been classified as discontinued operations for the year ended January 31, 2000.




               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                JANUARY 31, 2001


3.     DISCONTINUED OPERATIONS (Continued)

     Revenue and loss from discontinued operations are as follows:
                                                      Years Ended January 31,
                                                      -----------------------
                                                           2001      2000
                                                           ----      ----
         Revenue                                           $    -    $   2,717
                                                           =========  =========
         Operating loss                                         -    (653,261)
         Loss on retirement of assets                           -    (3,020)
         Interest expense                                       -    (57,335)
         Pre-tax loss                                           -     (713,616)
         Income tax benefit                                     -    (501,240)
                                                           ---------  ---------
Loss from discontinued operations                          $    -    $(212,376)
                                                           =========  =========
     At January 31, 2001 there were no remaining material assets related to the discontinued operation.

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


4.     SALE OF SUBSIDIARY'S BUSINESS

     On July 17, 2000, the Company sold all the assets of its design and manufacture of lottery tickets business for approximately $3,935,000, of which cash was received for $1,000,000, a note receivable for $829,000 and the assumption of liabilities of approximately $2,100,000 by the purchaser. The note receivable represents a contingent payment based on projected sales from the lottery ticket manufacturing segment for a term of five years discounted at 9.50%. Due to the inherent uncertainties in estimating the future net sales of the debtor, it is at least reasonably possible that the estimate of the amount to be collected, and therefore, the fair value of the receivable, will change materially in the near term.

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY

                               JANUARY 31, 2001


5.     DEFERRED COMPENSATION

    The Company's subsidiary, Printing Associates, Inc., had a deferred compensation plan for key employees of the subsidiary. This plan was assumed by the purchaser of the assets of Printing Associates, Inc. Contributions to the Plan were at the discretion of the Board of Directors. Annual contributions for each beneficiary were placed in a trust with a third party fiduciary. At a predetermined date, the beneficiary was entitled to receive the assets of the trust, including investment earnings and appreciation. The Company had access to the assets of each trust in certain limited circumstances but would still be liable to the beneficiary for the assets removed. The investment earnings of the trusts were recorded as income to the Company and the Company's income was reduced by deferred compensation expense, which equals the contributions to the trust plus the earnings of the trust. The securities held by the trust were considered trading securities and carried at fair value. Deferred compensation expense (benefit) amounted to $-0- and $(10,699) for the years ended January 31, 2001 and 2000, respectively.


6.     PREFERRED STOCK

     The 5% non-cumulative preferred stock is convertible into 1 share of common stock for each share of preferred. Dividends, when declared, are payable semi-annually and commence July 31, 2001. The preferred shareholders are entitled to a liquidation preference, upon which the 5% non-cumulative preferred dividend is calculated, of $5 per preferred share.

     7.     STOCK OPTIONS

     As of February 1, 2000, the Company had 700,000 options outstanding which were cancelled during the year.

     On October 17, 2000, the Company granted 100,000 options. The options gives the holder the right to buy one share of common stock for one dollar ($1.00). Each option expires on April 16, 2002.

     As described in Note 2, the Company accounted for the granting of stock options under the intrinsic value method and accordingly, no compensation cost has been recognized for stock options in these financial statements. In 2001 and 2000, had the Company determined compensation cost based on the fair value at the date of grant, there would have been no compensation cost as the estimated fair value of the cancelled options exceeded that of the options granted.


8.     NON-CASH INVESTING TRANSACTION

     The Company issued 311,303 shares of common stock as part of the merger on September 9, 1999 with a par value of $311 which was transferred from additional paid-in capital.

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY

                               JANUARY 31, 2001


9.     RENT EXPENSE

     Rent expense for the years ended January 31, 2001 and 2000 amounted to $106,480 and $227,030, respectively.


10.     INCOME TAXES

     The provision for income taxes consists of the following components:
                                         Years Ended
                                         January 31,
                                         -----------
2001 2000
                                  ----                     ----
          Current
              Federal             $ (19,725)               $     -
              State and foreign      75,301                   5,866
                                  ----------               ----------
                                     55,576                   5,866
                                  ----------               ----------
          Deferred
          Relating to current
          net operating loss
          Federal                      -                   (621,000)
                                  ----------               ----------
          Relating to change
         in beginning of year
              Valuation allowance
                Federal             515,766                    -
                State                  -                     85,200
                                  ----------               ----------
                Other
                Federal             277,034                 (86,100)
                State                30,200                 (26,500)
                                  ----------               ----------
                                    307,234                (112,600)
                                  ----------               ----------
                Total Deferred      823,000                (648,400)
                                  ----------               ----------
                                  $ 878,576                $(642,534)
                                  ==========               ==========

     The current state income tax expense in the amount of $75,301 may be recoverable from the purchaser of the subsidiary's assets.

Deferred income taxes at January 31, 2001 consists of the following:

         Deferred tax assets      $ 691,166
         Deferred tax liabilities      -
         Valuation allowance       (691,166)
                                  ----------
                                  $    -
                                  ----------

     The valuation allowance increased by $568,300 and $346,500 during the years ended January 31, 2001 and 2000 respectively.

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               JANUARY 31, 2001


10.     INCOME TAXES (Continued)

     The 2001 deferred tax asset balances primarily relate to consolidated federal net operating loss carryforwards of $1,633,000 for Online International Corp. The deferred tax asset balance is completely offset by a valuation allowance. These carryforwards begin to expire in 2019.

     The reconciliation between the actual and expected Federal tax is as follows:

                                                Years Ended
                                                January 31,
                                                -----------
                                                 2001                2000
                                                 -----               ------

          Income tax provision at 34%       $ 230,487           $ (142,765)
          Change in estimate
          for valuation allowance             515,766                 -
          State and local
          income taxes net of
          Federal income tax effect             31,191              3,872
          Change in estimate of prior year Federal
          income tax                            78,878              (5,493)
          Effect of
          nondeductible expenses                22,254               3,092
                                            ----------          ----------

          Actual income tax provision       $  878,576          $ (141,294)

                                            ==========          ==========

11.     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so.

     The Company's financial instruments at January 31, 2001, and the related amounts recorded on the balance sheet, to which SFAS 107 would be applied include the following:

     Assets:
     -------
     Cash                                                  $ 803,468
     Note receivable                                         810,922

     The fair values of cash and the note receivable do not differ materially from their carrying amounts. See Note 4 for more information about the balance due. None of these are derivative financial instruments and none are held for trading purposes.

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY

                               JANUARY 31, 2001


12.     EARNINGS PER SHARE
                                  Years Ended January 31,
                                  -----------------------
                                  2001                     2000
                                  ----                     ----
Net loss                          $ (200,672)              $ (490,981)
                                  ----------               ----------

Net Income Per
Common share-basic and diluted:
From continuing operations        $        (0.04)          $          (0.05)
From discontinued operations                -                         (0.04)
                                  ----------               ----------
                                  $        (0.04)          $          (0.09)
                                  ==========               ==========


     For the year ended January 31, 2000 and 2001, diluted earnings per share does not assume the conversion of the preferred stock and the stock options because the conversion would have an anti-dilutive effect on income from continuing operations.

13.     SUBSEQUENT EVENTS

     Since the year-end, the Company has advanced $250,000 to Priority Marketing Ltd. ('Priority'), an Isle of Man Corporation, bearing interest at the prime rate. The loan is evidenced by a promissory note and matures on June 15, 2001. The terms of the promissory note provide that in the event of non-repayment of the loan the Company would be entitled to 10% of the equity of Priority.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The accounting firm of Marks Paneth,& Shron, LLP in New York, NY serves as independent accountant to Online. On September 22, 1999, Online's predecessor, Condor West Corporation, merged with old Online, which was a private company. After the merger, Condor West changed its name to Online International Corporation, which was the name of the formerly private company. As a result of the merger, the accountants for Condor were no longer required, and the accountants for old Online became the accountants for new Online. Prior to the change in accountants, the former accountants for old Online had not rendered any adverse opinion to Condor, nor had they rendered any disclaimer of opinion, modification or qualification of opinion. There had been no disagreements with the former accountants regarding accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

Item 10.  Directors and Executive Officers of the Registrant

The officers of the Online International are as follows:

NAME               AGE        POSITION(S)               TERM OF OFFICE

Moses L. Garson    50         President, Secretary,     1 year (August 5, 2001)
Moses J. Hassan    52         Director                  1 year (August 5, 2001)
Roy A. Cannon      54         Director                  1 year (August 5, 2001)


      In the event of a vacancy, the remaining members of the board of directors are empowered to fill the vacancy until the next annual meeting.

      Moses L. Garson has over 20 years of combined experience in accounting and management. He is currently the Director of Gray's Management Services. Prior to that, Mr. Garson was the director of GLC Ltd. He is a 1980 Accountancy graduate of the Institute of Chartered Accountants of England and Wales.

      Moses J. Hassan is currently self-employed. For the last 23 years, Mr. Hassan has the sole principal in his own business in Gilbraltar. He is a 1971 civil engineering graduate of Manchester University.

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

ONLINE INTERNATIONAL CORPORATION
-----------------------------------------------------------
(Registrant)

Date     April 30, 2001                                       /S/
       ---------------------------                     ----------------------
                                                                 (Signature)

                                                      MOSES L. GARSON, DIRECTOR
                                                      -------------------------
                                                      (Printed Name and Title)






See notes to consolidated financial statements.