Form 10QSB
period 2001-05-30
ONLINE INTERNATIONAL CORP /NV/
filed 2001-06-14
CIK 831378

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended                         April 30th, 2001
                              -------------------------------------------------

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to
                              -------------------  ----------------------------

Commission file number                           033-20966
                      ---------------------------------------------------------

                       Online International Corporation
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

Nevada                                             76-0251547
-------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

           1825 I Street, N.W., Suite 400, Washington, D.C.  20009
-------------------------------------------------------------------------------
                  (Address of principal executive offices)

                                (202) 429-2001
-------------------------------------------------------------------------------
                         (Issuers telephone number)

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
Yes    X     No
   ----------  ----------

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuers classes
of common equity, as of the latest practicable date:           7,800,156
                                                    ---------------------------

Series A Preferred Shares, convertible into one share of
-------------------------------------------------------------------------------
common stock per preferred share; 8,358,280 common  shares
-------------------------------------------------------------------------------

                        PART I FINANCIAL INFORMATION

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                April 30, 2001

                                    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $            520,101
  Inteest receivable                                                      3,196
                                                           --------------------
       Total Current Assets                                              23,297
                                                           --------------------

OTHER ASSETS
  Investments                                                            50,000
  Notes receivable                                                      780,502
                                                           --------------------
          TOTAL ASSETS                                     $          1,553,799
                                                           ====================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses                                         $             57,088
  Accrued income taxes                                                   22,035
                                                           --------------------
       Total Current Liabilities                                         79,123
                                                           --------------------
STOCKHOLDERS' EQUITY

    5% preferred stock, no par value ; 20,000,000 shares authorized,
     7,800,156 issued and outstanding                                 1,584,855
    Common stock, $.001 par value; 100,000,000 shares authorized,
    5,818,547 shares issued and 5,617,089
    shares outstanding in 2000                                            5,818
   Additional paid-in capital                                         1,436,559
   Accumulated deficit                                              (1,552,556)
  Treasury Stock, at cost, 201,458 shares                                     -
                                                           --------------------
       Total Stockholders' Equity                                     1,474,676
                                                           --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $          1,553,799
                                                           ====================
See notes to consolidated financial statements

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                     For the three months
                                                                        ended April 30,
                                                           ----------------------------------------
                                                                   2001                2000
                                                                   ----                ----

NET SALES                                                  $         -           $        2,276,979

COST OF GOODS SOLD                                                  -                     2,093,736
                                                           ------------------  --------------------
GROSS PROFIT                                                         -                      183,243

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       59,691                   217,389
                                                           ------------------  --------------------
INCOME FROM OPERATIONS                                            (59,691)                  (34,146)
                                                           ------------------  --------------------
OTHER INCOME (EXPENSE)
  Interest income                                                    29,187                    -
  Interest expense                                                   -                      (28,839)
                                                           ------------------  --------------------

    Total other (income) expense                                   29,187                   (28,839)
                                                           ------------------  --------------------
INCOME BEFORE INCOME TAXES                                        (30,504)                  (62,985)

Income tax expense (benefit)                                        -                       328,825
                                                           ------------------  --------------------
NET LOSS                                                          (30,504)                 (391,810)

ACCUMULATED DEFICIT, beginning of period                       (1,522,052)               (1,321,380)
                                                           ------------------  --------------------
ACCUMULATED DEFICIT, end of period                         $   (1,552,556)     $         (1,713,190)
                                                           ==================  ====================


Weighted average number of shares outstanding - Basic           5,818,547             5,818,547
                                                           ==================  ==================
Weighted average number of shares outstanding - Diluted         13,618,703           13,618,703
                                                           ==================  ==================

Net income (loss) per common share - Basic                 $        (0.01)     $         (0.07)

See notes to consolidated financial statements.

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                     For the  three months
                                                                        ended April 30,
                                                                   2001                2000
                                                                   ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $      (30,504)     $           (391,810)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                    -                       68,100
   Deferred taxes                                                    -                      327,000
   Change in:
      Accounts receivable                                            -                     (266,083)
      Inventories                                                    -                      236,394
      Prepaid expenses and other                                     -                       44,704
      Security deposits                                              -                       20,855
      Accounts payable                                               -                      161,802
      Accrued expenses and other                                  (33,283)                  (52,393)
                                                           ------------------  --------------------

      Net Cash Used in Operating Activities                       (63,787)                  148,569
                                                           ------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Collection of notes receivable                               30,420                       700
      Acquisition of property and equipment                          -                      (76,970)
      Proceeds from sale of unconsolidated subsidiary                -                       15,932
      Increase in investments                                    (250,000)                   15,932
                                                           ------------------  --------------------

      Net Cash Used in Investing Activities                      (219,580)                  (44,406)
                                                           ------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payment of long term debt                                      -                      (48,697)
      Payment of capital lease obligations                           -                      (26,358)
                                                           ------------------  --------------------

      Net Cash Provided by Financing Activities                      -                      (75,055)
                                                           ------------------  --------------------

NET INCREASE IN CASH                                             (283,367)                   29,108

CASH AND CASH EQUIVALENTS
    Beginning of period                                           803,468                    40,956
                                                           ------------------  --------------------

    End of period                                          $      520,101      $             70,064
                                                           ==================  ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes                                         $        5,791      $                369
                                                            ==================  ====================
      Interest                                             $         -         $             28,839
                                                           ==================  =====================

See notes to consolidated financial statements.

              ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 30, 2001

     The accompanying unaudited financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles.
Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statement included in the Company's annual report for the year ended January 31, 2001.
In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2001 are not necessarily indicative of the results that can be expected for the year ended January 31, 2002.

INCOME TAXES

               Online International Corporation and subsidiary
                          Consolidated balance sheet
                                 (Unaudited)

April 30, 2001

Deferred income taxes at April 30, 2001 consist of the following:

          Deferred tax assets                                       $  699,000
          Deferred tax liabilities                                        -
          Valuation allowance                                         (699,000)
                                                                    -----------
                                                                    $     -
                                                                    -----------

    The valuation allowance increased by $7,834 during the three months ended April 30, 2001.

               ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
           MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                                APRIL 30, 2001


As part of the Company's strategy to seek a trading status for its publicly held shares the Company reviewed potential investment opportunities in various sectors as diverse as medical record/artificial intelligence, biotechnology and internet currency trading. As the Company has limited resources, the choices were somewhat restricted.

Towards the end of the previous fiscal year, the Company commenced negotiations with a view of acquiring a large portion of a company whose software and web site seeks to offer foreign exchange investments to the general public. It was anticipated that should the negotiations come to a positive conclusion, new shares in the Company would be issued to the vendors and control would pass to them. On closing of the deal, the Company intended to take steps to re-apply for SEC registration.

The Board of Directors is pleased to report that an agreement was signed in May 2001 with the vendor company. The company's legal advisors are dealing with the various regulatory matters arising from the issue of new shares as well as other statutory requirements to bring this transaction to a close.

To ensure that the company would have a stake in the vendor company, in March 2001 the Board of Directors approved an investment by the Company in Priority Marketing Ltd. ('Priority'), and Isle Of Man Corporation, in accordance with the terms and conditions of a promissory note in the amount of US$250,000, plus interest. The promissory note is due June 15, 2001. The terms of the promissory note include a provision that in the event of non-repayment of the advance, the Company would be entitled to 10% of the equity of Priority.

Liquidity and Capital Resources
-------------------------------

The Company's cash position, including cash equivalents, at April 30, 2001 was approximately $520,000, a decrease of approximately
$283,000 from January 31, 2001. This decrease is primarily from the loan investment of $250,000 in Priority and management and legal fees incurred during the three months ended April 30, 2001.

Results of Operations: Three months ended April 30, 2001
--------------------------------------------------------

Since the sale of the subsidiary's business assets on July 17, 2000, the company only earned interest income from cash investments and notes receivables. Approximately $11,000 was received from cash investments during the three months ended April 30, 2001.

The company also collected $49,000 in respect of the quarterly payment of the note from the purchasers' of the assets of the Company's subsidiary. Of this amount, approximately $18,000 represents interest.

Management and legal fees, primarily in connection with the investment strategy were approximately $60,000 during the three months ended
April 30, 2001.

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

Item 4.     Submission of Matters to a Vote of Security Holders.
No matters have been submitted for a vote to securities holders during the reporting period

Item 5.     Other Information.
There is no further material information about the Company that has not been mentioned herein.

Item 6.     Exhibits and Reports on Form 8-K.
There are no exhibits and reports to be filed at the present time.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE INTERNATIONAL CORPORATION
--------------------------------
(Registrant)

Date                              /S/
    ---------------          -------------------------
                                (Signature)

                             MOSES L. GARSON, DIRECTOR
                             -------------------------
                             (Printed Name and Title)

                              INDEX OF EXHIBITS

EX-10     Stock Purchase Agreement
          Promissory Note