Form 10QSB
period 2001-07-31
ONLINE INTERNATIONAL CORP /NV/
filed 2001-11-26
CIK 831378

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001
                               ---------------------

[]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _________________

Commission file number 033-20966
                      ----------


                        Online International Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                     76-0251547
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


             1825 I Street, N.W., Suite 400, Washington, D.C. 20009
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (202) 429-2001
                ------------------------------------------------
                (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days.

Yes  /X/   No  / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Common stock, $.001 par value: 34, 985,241 shares
-------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                 ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  JULY 31, 2001

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                $   430,095
                                                                            -----------
     Total Current Assets                                                       430,095
                                                                            -----------

OTHER ASSETS
   Investments                                                                  250,000
   Notes receivable                                                             746,894
                                                                            -----------

         TOTAL ASSETS                                                       $ 1,426,989


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                         $    38,085
   Income taxes payable                                                          45,960
                                                                            -----------

     Total Current Liabilities                                                   84,045
                                                                            -----------
STOCKHOLDERS' EQUITY
     5% preferred stock, no par value; 20,000,000 shares authorized,
         7,800,156 issued and outstanding                                     1,584,855
     Common stock, $.001 par value; 100,000,000 shares authorized,
         5,818,547 shares issued and 5,617,089 shares outstanding in 2000         5,818
     Additional paid-in capital                                               1,436,559
     Accumulated deficit                                                     (1,684,288)
     Treasury Stock, at cost, 201,458 shares                                       --
                                                                            -----------
       Total Stockholders' Equity                                             1,342,944
                                                                            -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,426,989
                                                                            ===========


            See notes to unaudited consolidated financial statements.

                 ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                               For the six months
                                                                 ended July 31,
                                                          ----------------------------
                                                              2001            2000
                                                          ------------    ------------
NET SALES                                                 $       --      $  4,165,780

COST OF GOODS SOLD                                                --         3,908,227
                                                          ------------    ------------

GROSS PROFIT                                                      --           257,553

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                               187,267         499,658
                                                          ------------    ------------

INCOME FROM OPERATIONS                                        (187,267)       (242,105)

OTHER INCOME (EXPENSE)
   Gain on sale of assets                                         --         1,073,675
   Interest income                                              48,955
   Interest expense                                               --              --
                                                                               (53,345)

     Total other income                                         48,955      (1,020,330)
                                                          ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                             (138,312)        778,225

Income tax expense                                              23,924         851,900
                                                          ------------    ------------

NET LOSS                                                      (162,236)        (73,675)
                                                          ------------    ------------

ACCUMULATED DEFICIT, beginning of period                    (1,522,052)     (1,321,380)
                                                          ------------    ------------

ACCUMULATED DEFICIT, end of period                        $ (1,684,288)   $ (1,395,055)
                                                          ============    ============

Weighted average number of shares outstanding - Basic        5,818,547       5,818,547
                                                          ============    ============

Weighted average number of shares outstanding - Diluted     13,618,703      13,618,703
                                                          ============    ============


Net income (loss) per common share - Basic                $      (0.03)   $      (0.01)
                                                          ============    ============

            See notes to unaudited consolidated financial statements.

                 ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             For the six months
                                                              ended July 31,
                                                         --------------------------
                                                             2001           2000
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                            $  (162,236)   $   (73,675)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                          --          124,851
         Gain on sale of assets                                 --       (1,073,675)
         Deferred taxes                                         --          823,000
         Change in:
           Accounts receivable                                  --          106,334
           Inventories                                          --           26,667
           Prepaid expenses and other                          3,196         59,809
           Security deposits                                    --           21,655
           Accounts payable                                     --          (30,142)
           Accrued expenses and other                        (28,361)       (21,922)
                                                         -----------    -----------

         Net Cash Used in Operating Activities              (187,401)       (37,098)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Collection of notes receivable                         64,028      1,000,800
       Investment in government securities                      --         (850,000)
       Acquisition of property and equipment                    --          (51,971)
       Proceeds from sale of assets                             --           40,948
       Proceeds from sale of unconsolidated subsidiary      (250,000)        15,932
                                                         -----------    -----------

         Net Cash Used in Investing Activities              (185,972)      (155,709)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payment of long term debt                                --          (84,060)
       Payment of capital lease obligations                     --          (53,416)
                                                         -----------    -----------

     Net Cash Provided by Financing Activities                  --         (137,476)
                                                         -----------    -----------

NET INCREASE IN CASH                                        (373,373)       (18,865)

CASH AND CASH EQUIVALENTS
         Beginning of period                                 803,468         40,956
                                                         -----------    -----------

         End of period                                   $   430,095    $    22,091
                                                         ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Income taxes
                                                         $     5,791    $       369
                                                         ===========    ===========

         Interest                                               --      $    53,345
                                                         ===========    ===========

            See notes to unaudited consolidated financial statements.

                 ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2001

      The accompanying unaudited financial statements do not include all the information and footnotes necessary for a complete presentation of the Company's financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report for the year ended January 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position of the Company have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended July 31, 2001 are not necessarily indicative of the results that can be expected for the year ended January 31, 2002. See the "Subsequent Event" footnote below.

INCOME TAXES

      Deferred income taxes at July 31, 2001 consist of the following:

           Deferred tax assets                           $  740,000
           Deferred tax liabilities                            --
           Valuation allowance                             (740,000)
                                                         ----------
                                                         $     --
                                                         ----------

      The valuation allowance increased by $48,834 during the six months ended July 31, 2001.

SUBSEQUENT EVENT

      On August 9, 2001, pursuant to a stock purchase agreement dated April 20, 2001, the Company acquired all of the outstanding capital stock of Priory Marketing Ltd. and renamed it Finotec Ltd. ("Finotec") in exchange for 21,500,000 shares of the Company's Common Stock. Finotec owns 99.7% of the issued and outstanding shares of capital stock of Forexcash Global Trading Ltd. ("Forexcash"), which is the owner of certain software, equipment, intellectual property and contracts. Forexcash is in the business of developing and marketing software for electronic trading of foreign currency through the Internet. The Company intends to continue the business of Forexcash.

      In connection with the acquisition, the stockholders of the Company voted to amend the articles of incorporation of the Company such that immediately upon the closing of the acquisition each outstanding share of the Company's Series A Preferred Stock automatically converted into one share of Common Stock.

         As of December 31, 2000, Finotec's assets were approximately $175,000 and its liabilities were approximately $195,000. For the year ended December 31, 2000, Priory had no revenues and a net loss of approximately $65,000.

                 ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                                  JULY 31, 2001


      As part of the Company's strategy to seek a trading status for its publicly held shares the Company reviewed potential investment opportunities in various sectors as diverse as medical record/artificial intelligence, biotechnology and internet currency trading. As the Company has limited resources, the choices were somewhat restricted.

      Towards the end of the prior fiscal year, the Company commenced negotiations with a view to acquiring a large interest in a company whose software and web site seeks to offer foreign exchange investments to the general public.

      On August 9, 2001, pursuant to a stock purchase agreement dated April 29, 2001, the Company acquired all of the outstanding capital stock of Priory Marketing Ltd. and renamed it Finotec Ltd. ("Finotec") in exchange for 21,500,000 shares of Common Stock. Finotec owns 99.7% of the issued and outstanding shares of capital stock of Forexcash Global Trading Ltd. ("Forexcash"), which is the owner of certain software, equipment, intellectual property and contracts. Forexcash is in the business of developing and marketing software for electronic trading of foreign currency through the Internet. The Company intends to continue the business of Forexcash.


      A. LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash position, including cash equivalents, at July 31, 2001 was approximately $430,000, a decrease of approximately $373,000 from January 31, 2001. This decrease is primarily from the loan investment of $250,000 in Priory and management and legal fees incurred during the six months ended July 31, 2001.

      B. RESULTS OF OPERATIONS: SIX MONTHS ENDED JULY 31, 2001

      Since the sale of the business assets of the Company's subsidiary, Printing Associates Inc., on July 17, 2000, the Company earned only interest income from cash investments and notes receivables. Approximately $12,000 of interest was received from cash investments during the six months ended July 31, 2001.

      The Company also collected two quarterly payments totaling $101,000 in respect of the note from the purchasers of the assets of the Company's subsidiary. Of this amount, approximately $37,000 represents interest.

      Management and legal fees, primarily in connection with the implementation of the Company's investment and acquisition strategy, were approximately $139,000 during the six months ended July 31, 2001.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

      During the reporting period, the holders of the Company's Common Stock and the Company's Series A Preferred Stock approved on amendment to the Articles of Incorporation by written consents in accordance with the laws of Nevada. The amendment provided for the automatic conversion of the Series A Preferred Stock into Common Stock upon the closing of the acquisition of Priory Marketing Ltd. Such closing occurred on August 9, 2001. Holders of 4,661,965 shares of Series A Preferred Stock consented to the amendment and holders of 3,698,766 shares of Common Stock consented to the amendment.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibit 3(i).1. Amendment to the Articles of Incorporation.


SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ONLINE INTERNATIONAL CORPORATION


Date: October 3, 2001                           /s/ Didier Essemini
                                       -----------------------------------------
                                                  Didier Essemini
                                                     President