Form 10QSB
period 2001-10-31
ONLINE INTERNATIONAL CORP /NV/
filed 2002-01-09
CIK 831378

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001
                               ----------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to
                               -------------------    -----------------

Commission file number 033-20966
                       ---------

                        Online International Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                      76-0251547
--------------------------------------------   ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

              Suite 15c, 110 Wall Street, New York, New York 10005
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 701-8527
              -----------------------------------------------------
                (Issuer's telephone number, including area code)

             1825 I Street, N.W., Suite 400, Washington, D.C. 20009
             -------------------------------------------------------
                 (Former Address, if Changed Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days.

Yes  X   No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: COMMON STOCK, $.001 PAR
VALUE: 34,985,241 SHARES

                          ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONSOLIDATED BALANCE SHEET
                                             (Unaudited)

                                     ASSETS

                                                                OCTOBER 31, 2001    JANUARY 31, 2001
                                                                ----------------    ----------------
CURRENT ASSETS
  Cash and cash equivalents                                     $        577,676    $         26,671
  Other receivables                                                       14,266              26,831
                                                                ----------------    ----------------

     Total Current Assets                                                591,942              53,502
                                                                ----------------    ----------------

PROPERTY AND EQUIPMENT                                                    79,632              99,434

OTHER ASSETS

  Notes receivable                                                       715,336                  --
                                                                ----------------    ----------------

     TOTAL ASSETS                                               $      1,386,910    $        152,936
                                                                ================    ================

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank line-of-credit                                           $            455    $          4,005
  Due to related parties                                                      --             156,038
  Accrued expenses                                                        95,301                  --
  Other payables                                                          34,349              36,804
  Income taxes payable                                                    45,960                  --
                                                                ----------------    ----------------

     Total Current Liabilities                                           176,065             196,847
                                                                ----------------    ----------------

STOCKHOLDERS' EQUITY

Common stock, $.001 par value:100,000,000 shares authorized;
   35,186,199 shares issued and 34,985,241 shares outstanding in October;
   21,500,000 shares issued and outstanding in January                     3,499             260,000
Additional paid-in capital                                             1,599,445                  --
Deficit accumulated in the development stage                            (392,103)           (122,860)
Foreign currency translation adjustments                                       4              (1,051)
Stock subscriptions receivable                                                --            (180,000)
Treasury Stock, at cost, 201,458 shares                                       --                  --
                                                                ----------------    ----------------

Total Stockholders' Equity                                             1,210,845             (43,911)
                                                                ----------------    ----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $      1,386,910    $        152,936
                                                                ================    ================


                           See notes to consolidated financial statements.

                                  ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE ENTERPRISE)
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                     (UNAUDITED)

                                        FOR THE NINE MONTHS              FOR THE THREE MONTHS      SINCE INCEPTION
                                          ENDED OCTOBER 31,                ENDED OCTOBER 31,       ENDED OCTOBER 31,
                                     ----------------------------    ----------------------------  -----------------
                                         2001            2000            2001             2000             2001
                                         ----            ----            ----             ----             ----
NET SALES                            $               $      7,572    $               $      5,001      $      4,560

COST OF GOODS SOLD                             --              --              --              --                --
                                     ------------    ------------    ------------    ------------      ------------

GROSS PROFIT                                   --           7,572              --           5,001             4,560

RESEARCH AND
DEVELOPMENT                               210,475          49,378          76,279          12,856           282,028
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                    70,326          12,345          68,993           3,214           128,810
                                     ------------    ------------    ------------    ------------      ------------

LOSS FROM OPERATIONS                     (280,801)        (54,151)       (145,272)        (11,069)         (406,278)
                                     ------------    ------------    ------------    ------------      ------------

OTHER INCOME (EXPENSE)
Interest income                            22,214              --          20,493              --            22,983
Interest expense                          (10,529)           (239)         (3,049)            (22)           (8,681)
                                     ------------    ------------    ------------    ------------      ------------

     Total other income                    11,685            (239)         17,444             (22)           14,302
                                     ------------    ------------    ------------    ------------      ------------

LOSS BEFORE INCOME TAXES                 (269,116)        (54,390)       (127,828)        (11,091)         (391,976)

Income tax expense                            127              --              --              --               127
                                     ------------    ------------    ------------    ------------      ------------

NET LOSS                             $   (269,243)   $    (54,390)   $   (127,828)   $    (11,091)     $   (392,103)
                                     ------------    ------------    ------------    ------------      ------------

Weighted average number of
shares outstanding - Basic             25,649,305          60,393      33,812,611          60,393         6,496,501
                                     ------------    ------------    ------------    ------------      ------------
Weighted average number of
shares outstanding - Diluted           25,649,305          60,393      33,812,611          60,393         6,496,501
                                     ------------    ------------    ------------    ------------      ------------

Net income (loss) per common share   $      (0.01)   $      (0.90)             --    $      (0.18)     $      (0.06)
- Basic

                                   See notes to consolidated financial statements.

                ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                   (UNAUDITED)

                                   FOR THE NINE MONTHS      FOR THE THREE MONTHS
                                    ENDED OCTOBER 31,         ENDED OCTOBER 31,
                                 ----------------------    ----------------------
                                    2001         2000         2001        2000
                                    ----         ----         ----        ----
NET LOSS                         $(269,243)   $ (54,390)   $(127,828)   $ (11,091)

OTHER COMPREHENSIVE
INCOME:
  Foreign currency translation       1,055        1,671      (10,414)       2,006
                                 ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME
                                 $(268,188)   $ (52,719)   $(138,242)   $  (9,085)
                                 ---------    ---------    ---------    ---------



                 See notes to consolidated financial statements.

                ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                   (UNAUDITED)

                                     FOR THE NINE MONTHS      FOR THE THREE MONTHS
                                      ENDED OCTOBER 31,         ENDED OCTOBER 31,
                                   ----------------------    ----------------------
                                     2001          2000         2001         2000
                                     ----          ----         ----         ----
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss                           $(269,243)   $ (54,390)   $(127,828)   $ (11,091)
Adjustments to reconcile net
  loss to net cash provided
  by (used in) operating
  activities:
Depreciation and amortization         22,707        7,553        2,656        2,918
Change in:
  Other receivables                   11,943        8,355       33,771       (1,688)
  Accrued expenses                    57,217           --       57,217           --
  Other payables                       3,874        9,629        2,505       (6,028)
                                   ---------    ---------    ---------    ---------

Net Cash Used in Operating
Activities                          (173,502)     (28,853)     (31,679)     (15,889)
                                   ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
ACTIVITIES
Collection of notes                   31,558           --       31,558           --
receivables
Acquisition of property and           (5,857)     (83,274)      (3,174)        (337)
equipment
                                   ---------    ---------    ---------    ---------

Net Cash Provided by (Used in)
Investing activities                  25,701      (83,274)      28,384         (337)
                                   ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
ACTIVITIES

Bank line-of-credit                   (3,485)      16,392      (12,134)       2,347
Related party loans                 (153,881)      85,731           --
Issuance of shares                   180,000
Cash received in
Online/Finotec merger                680,095           --      430,095           --
transaction
                                   ---------    ---------    ---------    ---------

Net Cash Provided by Financing
Activities                           702,729      102,123      417,961        2,347
                                   ---------    ---------    ---------    ---------

EFFECT OF FOREIGN CURRENCY
TRANSLATION                           (3,922)        (621)      (5,515)        (558)
                                   ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN
CASH                                 551,006      (10,625)     409,151      (14,437)

CASH AND CASH EQUIVALENTS
Beginning of period

                                      26,670       24,433      168,525       28,245
                                   ---------    ---------    ---------    ---------

End of period                      $ 577,676    $  13,808    $ 577,676    $  13,808
                                   =========    =========    =========    =========

SUPPLEMENTAL
DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Income taxes
Interest                           $      --    $      --    $      --    $      --
                                   =========    =========    =========    =========
                                   $ (10,529)   $    (239)   $  (3,049)   $     (22)
                                   =========    =========    =========    =========



                 See notes to consolidated financial statements.

                                       ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                                          (UNAUDITED)


                                                      DEFICIT
                                                    ACCUMULATED      FOREIGN
                                     ADDITIONAL        IN THE       CURRENCY        STOCK
                            COMMON    PAID-IN       DEVELOPMENT    TRANSLATION   SUBSCRIPTIONS  TREASURY
                            STOCK      CAPITAL         STAGE       ADJUSTMENTS   RECEIVABLES      STOCK            TOTAL
                          ---------- ------------   -------------  ------------  -------------  -----------      -----------

Total at June 28, 1998    $     --   $        --    $         --   $        --   $         --   $       --       $
                                                                                                                         --

Issuance of common
stock                            24           --              --            --             --           --               24

Net loss                         --           --          (1,302)           --             --           --           (1,302)
                          ---------- ------------   -------------  ------------  -------------  -----------      -----------
Total December 31,               24                       (1,302)                                                    (1,278)
1998

Net loss                         --           --         (35,234)           --             --           --          (35,234)
                          ---------- ------------   -------------  ------------  -------------  -----------      -----------
Foreign currency
translation adjustments          --           --              --            32             --           --              32

                          ---------- ------------   -------------  ------------  -------------  -----------      -----------
Total at December 31,            24           --         (36,536)           32                          --          (36,480)
1999

Issuance of common
stock -
Finotec/Forexcash
merger                      256,976           --              --            24       (180,000)          --          80,000

Net loss                         --           --         (65,828)           --             --           --          (65,828)

Foreign currency
translation adjustments          --           --              --         1,800             --           --           1,800
                          ---------- ------------   -------------  ------------  -------------  -----------      -----------
Total at December 31,       260,000           --        (102,364)        1,856       (180,000)          --          (20,508)
2000

Net loss                         --           --         (20,496)           --             --           --          (20,496)

Foreign currency
translation adjustments          --           --              --        (2,907)            --           --           (2,907)
                          ---------- ------------   -------------  ------------  -------------  -----------      -----------
Total at January 31,        260,000           --        (122,860)       (1,051)      (180,000)          --          (43,911)
2001

Collection of stock
subscriptions
receivable                       --           --              --            --        180,000           --          180,000

Issuance of common
stock -

Online/Finotec merger      (256,501)   1,599,445              --            --             --           --        1,342,944

Net loss                         --           --        (269,243)           --             --           --         (269,243)

Foreign currency
translation adjustments          --           --              --         1,055             --           --            1,055
                          ---------- ------------   -------------  ------------  -------------  -----------      -----------
Total at October 31,
2001                      $  3,499   $ 1,599,445       $(392,103)  $         4   $         --    $      --       $1,210,845
                          ========== ============   =============  ============  =============  ===========      ===========

                                        See notes to consolidated financial statements.

                ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2001


1.       DESCRIPTION OF BUSINESS AND ORGANIZATION
         MERGER TRANSACTION

                  On August 9, 2001 (the "Merger Date"), Online International Corporation ("Online"), a Nevada corporation without significant operations, acquired all of the outstanding shares of Finotec Ltd. ("Finotec") (formerly Priory Marketing Ltd.), an Isle of Man company. The transaction was effected by the issuance of 21,500,000 shares of Online common stock to the stockholders of Finotec. This resulted in the former Finotec stockholders owning approximately 61.5% of the outstanding shares of Online. For financial reporting purposes, the transaction was recorded as a recapitalization of Finotec, with Finotec receiving the $1,342,944 net assets (assets of $1,426,984, less liabilities of $84,045) of Online as a capital contribution. Finotec is the continuing surviving entity for accounting purposes, but is adopting the capital structure of Online, which is the continuing parent entity for legal purposes. All references to common stock have been restated to reflect the equivalent number of shares of Online common stock. See Note 2, "Summary of Significant Accounting Principles" below.

                  Finotec was formed on December 31, 2000 at which date it acquired 99.7% of the outstanding stock Forexcash Global Trading Ltd. ("Forexcash"), an Israeli corporation, which had been incorporated on June 23, 1998. That transaction was treated as a recapitalization of Forexcash with Forexcash as the continuing accounting entity and Finotec as the continuing parent for legal purposes. The financial statements thereby include the results of operations of Forexcash from inception, of Finotec from December 31, 2000 and of Online from August 9, 2001.

         DESCRIPTION OF BUSINESS

                  The Company (as defined in Note 2 below) is engaged, through Forexcash, in developing software for the electronic trading of foreign currency through the internet. No revenue from the software has yet been earned. The Company's operations (through Forexcash) have consisted of administration, obtaining financing, and developing the software. In addition, there were some activities relating to foreign currency options that were discontinued in 2000.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of Online International Corporation and its wholly owned subsidiary, Finotec, and Finotec's 99.7% owned

                ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2001


         subsidiary, Forexcash (collectively referred to herein as the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

                  Because the recorded liabilities of Forexcash exceed its assets, and the owner of the 0.3% minority interest has no obligation to supply additional capital, no minority interest has been recorded on the financial statements.

         PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by both the straight-line and declining balance methods over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the life of the lease.

                  Costs of software acquired along with payroll costs and consulting fees relating to the development of internal use software, including that used to provide internet solutions, are capitalized. Once the software is placed in service, the costs are amortized over the estimated useful life.

         CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents at October 31, 2001 include approximately $471,000 on deposit in a Canadian bank in U.S. dollar denominations and approximately $100,000 in an Israeli bank in Israeli currency. The amounts deposited in Canada are not insured under the Canada Deposit Insurance Corporation Act.

         STOCK OPTIONS

                  Stock based compensation is recognized using the intrinsic value method under which compensation cost for stock options is measured as the excess, if any, of market value of the Company's stock at the measurement date over the exercise price. For disclosure purposes, pro-forma net income is provided in annual financial statements as if the fair value method had been applied.

         INCOME TAXES

                  No United States income tax benefit has been recognized for the cumulative losses of foreign subsidiaries. Such losses amount to approximately $344,000.

                ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2001

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

         TRANSLATION OF FOREIGN CURRENCIES

                  Management has determined that Forexcash is operated primarily in Israeli currency, which represents the functional currency of that subsidiary. Forexcash encompasses substantially all of the Company's operations. All assets and liabilities of Forexcash were translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts were translated at average exchange rates during the period.

3        NOTE RECEIVABLE

                  On July 17, 2000, prior to the merger with Finotec, Online had sold all the assets of its design and manufacture of lottery tickets business. As part of the sales price, Online acquired a note receivable from the buyer. The note receivable represents a contingent payment based on projected sales from the lottery ticket manufacturing business through July 17, 2005 discounted at 9.50%. In these financial statements, the note was recorded as a capital contribution on the Merger Date. Due to the inherent uncertainties in estimating the future net sales of the debtor, it is at least reasonably possible that the estimate of the amount to be collected, and therefore, the fair value of the receivable, will change materially in the near term.

4.       STOCK OPTIONS

         As of October 31, 2001, the Company has 200,000 options outstanding of which 100,000 options are vested.

         Each option gives the holder the right to buy one share of common stock for $1.00. 100,000 options expire April 2002 and the other 100,000 on July 2011.

         As described in Note 2, the Company accounted for the granting of stock options under the intrinsic value method and, accordingly, no compensation cost has been recognized for stock options in these financial statements.

                ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2001


5.       RENT EXPENSE

         Rent expense for the nine months ended October 31, 2001 and October 31, 2000 amounted to $5,877 and $6,454, respectively.

6.       INCOME TAXES

         Deferred income taxes at January 31, 2001 consists of the following:

                                                            U.S.                ISRAEL               TOTAL
                    Deferred tax assets                  $ 756,000            $ 120,000            $ 876,000
                    Deferred tax liabilities                    --                  --                    --
                    Valuation allowance                  $(756,000)          $(120,000)            $(876,000)

                  The valuation allowance increased by approximately $95,000 and $20,000 during the nine months ended October 31, 2001 and 2000 respectively as a result of operations. The August 9, 2001 merger transaction resulted in the Company's acquisition of $740,000 of deferred tax assets that were, however, fully offset by a valuation allowance.

                  The U.S. deferred tax asset balances primarily relate to consolidated federal net operating loss carryforwards of $2,223,000 for Online. The Israeli deferred tax asset balances relate primarily to Forexcash Israeli tax loss carryforwards of approximately $333,000. The deferred tax asset balance is completely offset by a valuation allowance. The U.S. carryforwards begin to expire in 2019.

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so.

                  The Company's financial instruments at October 31, 2001, and the related amounts recorded on the balance sheet, to which SFAS 107 would be applied include the following.

                  ASSETS:
                  ------
                  Cash                               $   577,676
                  Note receivable                        715,336

                ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2001

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

                 ONLINE INTERNATIONAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


BUSINESS OVERVIEW

         On August 9, 2001 (the "Merger Date") Online International Corporation ("Online"), a Nevada corporation without significant operations, acquired all of the outstanding shares of Finotec Ltd. ("Finotec") (formerly Priory Marketing Ltd.), an Isle of Man company. The transaction was effected by the issuing 21,500,000 shares of Online common stock to the stockholders of Finotec. This resulted in the former Finotec stockholders owning approximately 61.5% of the outstanding shares of Online. For financial reporting purposes, the transaction was recorded as a recapitalization of Finotec, with Finotec receiving the $1,342,944 net assets (assets of $1,426,984, less liabilities of $84,045) of Online as a capital contribution. Finotec is the continuing surviving entity for accounting purposes, but is adopting the capital structure of Online, which is the continuing parent entity for legal purposes. All references to common stock have been restated to reflect the equivalent number of Online shares.

         Finotec was formed on December 31, 2000 at which date it acquired 99.7% of the outstanding stock of Forexcash Global Trading Ltd. ("Forexcash"), an Israeli corporation, which had been incorporated on June 23, 1998. This transaction is treated as a recapitalization of Forexcash with Forexcash as the continuing accounting entity and Finotec as the continuing parent for legal purposes. The financial statements thereby include the results of operations of Forexcash from inception, of Finotec from December 31, 2000 and of Online from August 9, 2001.

         The Company is principally engaged in the business of developing and marketing a software system delivering foreign exchange investments services to the general public via the Internet. To date, the Company has not generated any revenues from this business. During the nine-month period ended October 31, 2001, the Company's revenues have consisted solely of interest income.

         The Company intends to change its name to Finotec Group Inc. and its strategy is to continue the development of its core business by:

         - improving and developing the Forexcash financial market trading system;

         - selling licenses to the system directly to financial institutions (mainly banks) and through ASPs to brokerage houses; and

         - undertaking foreign exchange market-making and clearing operations.

         The development of the Forexcash financial market trading system will be undertaken by the Company's Forexcash subsidiary. The Finotec subsidiary will be responsible for the marketing and license selling functions through its Internet site: WWW.FINOTEC.COM. To promote foreign exchange trading and clearing services to retail customers, a subsidiary will be established which will distribute its services either directly through an internet site, www.finotrade.com, or in partnership with local introducing brokers for whom the Forexcash system will carry the broker's own name and logo.

         Although over-the-counter foreign exchange trading is the world's largest unregulated market, the Company intends to register with the U.S. Commodity Futures Trading Association and the National Futures Association to have its off-exchange trading of foreign currency with retail customers subject to regulation. The Company plans to become a Futures Commission Merchant ("FCM"). The Company believes that such registration will increase customer confidence.

         As the Company has limited resources it will, in the first stage, focus on its foreign exchange market-making activity and invest in necessary computer hardware, communication lines, dealing room sales and trading personnel, and system maintenance.

         Since the acquisition, the Company has started negotiations with one of Israel's largest brokerage houses regarding the distribution of Finotec's foreign exchange trading services to the brokerage house's customer base. The Company believes that a contract should be signed before the end of the current fiscal year, and anticipates that the financial impact of the contract will not be recognized until the second quarter of the fiscal year ending January 2003.

         The Company's strategy regarding future financings as well as the trading of its common stock is linked to the development and success of its forex trading businesses.

RESULTS OF OPERATIONS: NINE MONTHS ENDED OCTOBER 31, 2001

         The Company's income has consisted only of interest income from cash investments and notes receivable. Approximately $22,000 of interest was received from cash investments during the nine months ended October 31, 2001 following the sale of Online's lottery ticket manufacturing business in July 2000.

         Research and development costs for the nine months ended October 31, 2001 were approximately $210,000, compared to approximately $49,000 for the prior year. This reflects increased costs related to the development of the Company's Forexcash financial market trading system. Operating expenses increased from approximately $12,000 during the nine months ended October 31, 2000 to approximately $70,000 during the nine months ended October 31, 2001, primarily as a result of increased marketing of the Forexcash system.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position, including cash equivalents, at October 31, 2001 was approximately $580,000, an increase of approximately $555,000 from January 31, 2001. The increase in the Company's cash position is primarily due to the capital contribution made by Online to Finotec as part of the recapitalization transaction which occurred upon the merger of Online and Finotec in August 2001.

         The Company owes approximately $78,000 in state franchise taxes. The Company is currently negotiating to pay the amount due in 36 monthly installments. The installment plan has not yet been approved by the relevant tax authority.

         The Company believes it has sufficient capital resources for the ensuing year. It is anticipated that additional capital will be required to meet its business objectives.

                           PART I. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Form 8-K filed August 9, 2001 with respect to Item 1 "Changes in Control of Registrant" and Item 2 "Acquisition or Disposition of Assets."

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ONLINE INTERNATIONAL CORPORATION


Date: January 8, 2002                      /s/ Didier Essemini
                                     --------------------------------
                                               Didier Essemini
                                                  President