Form 10KSB
period 2001-12-31
FINOTEC GROUP INC
filed 2003-01-14
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of The Securities
             Exchange Act of 1934 For the fiscal year
                   ended January 31, 2002


Commission file number              033-20966
                      ---------------------------------------

                               Finotec Group, Inc.
                         ------------------------------
             (Exact name of registrant as specified in Its charter)

       Nevada                                         76-0251547
      -------------------------------             -------------------
      (State or other jurisdiction of               (IRS Employer
       Incorporation or Organization)             Identification No.)


                      110 Wall St., Suite 15c NY, NY 10005
-------------------------------------------------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number, including area code        212-701-8527
                                                  -----------------------------

                        Online International Corporation
-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                        if changed since last report)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

         Securities registered pursuant to Section 12(g) of the Act:
                  Common stock of $0.001 par value per share

     Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State Issuer's Revenues for its most recent fiscal year. $0
Aggregate market value of the voting stock held by non-affiliates of registrant:
$0 as of January 31, 2002

     Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
  34,985,241 Common Series 0.001 par value

  Documents  incorporated by reference:  None.

                               TABLE OF CONTENTS

                                    PART I

                                                                      PAGE

Item 1.   Organization and Business                                   3

Item 2.   Properties                                                  14

Item 3.   Legal Proceedings                                           14

Item 4.   Submission of Matters to a Vote of Security-Holders         14

                                    PART II

Item 5.   Market for the Registrant's Common Stock and                15
          Related Stockholder Matters

Item 6.   Management's Discussion and Analysis of Financial           16
          Condition and Results of Operations

Item 7.   Financial Statements and Supplementary Data                 19
          (Included in Item 14)

Item 8.   Changes in and Disagreements with Accountants on            35
          Accounting and Financial Disclosure

                                   PART III

Item 9.   Directors and Executive Officers of the Registrant          36

Item 10.  Management Remuneration                                     37

Item 11.  Security Ownership of Certain Beneficial Owners and         38
          Management

Item 12.  Certain Relationships and Related Transactions              38

                                    PART IV

Item 13.  Exhibits, Financial Statements, Schedules and Reports       39
          on Form 8-K

Item 1.  Organization and Business

     Finotec Group, Inc. (the "Company" or "Finotec") was formed under the laws of Nevada on October 8, 1987, under the name "Condor West Corporation" for the purpose of implementing an initial distribution of its stock and thereafter to seek operating businesses as potential candidates for acquisition or other forms of combination. The Company had no operations for a period of over three years when it did a share for share merger and became Online International Corporation in September, 1999. As Online International Corporation the Company was in the business of designing, printing, and manufacturing lottery tickets and play slips for automated on-line contractors and on track and off-track betting until May 10, 2000 when the Board of Directors formalized its decision to discontinue operations. On July 17, 2000 the Company sold all of its assets for a combination of cash, notes and the the assumption of debts by the purchasers. On August 9, 2001, the Company purchased Finotec, Ltd. (formerly known as Priory Marketing Ltd.) in exchange for 21,500,000 comon shares, representing approximately 62% of the Company's issued and outstanding voting shares. The consideration paid by the Holding Company in exchange for the stock of the Registrant was all of the outstanding capital stock of Finotec, Ltd., an Isle of Man company. Finotec, Ltd. owns 99.7% of the issued and outstanding shares of capital stock of Forexcash Global Trading Ltd. ("Forexcash"), an Israeli company, which is the owner of certain software, equipment, intellectual property and contracts. Via Forexcash, the Company is in the business of developing and marketing software for electronic trading of foreign currency through the Internet. In February, 2002, the Company changed its name to Finotec Group, Inc. to better reflect its current business operations.

     The Company is fully reporting under The Securities Exchange Act of 1934. As a fully reporting company under The Securities Exchange Act of 1934, the Company is required to file quarterly and annual and certain event triggered reports with the Securities and Exchange Commission. These reporting requirements add to the expense and timeliness of certain business transactions which the Company may endeavor to undertake in the future -- such as a merger or any other material business undertaking.

     The Company's Common Stock trades on the OTC Pink Sheets (OTC:PINK), under the trading symbol "FTGI."

     The public may read and copy this document, and any other materials the Company files with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. Information is available on the
operation  of  the  Public   Reference   Room  by  calling  the   Commission  at
1-800-SEC-0330. Additionally, the Commission maintains an internet site (http://www.sec.gov) that contains all reports, proxy and information statements, and other information regarding companies which file electronically.

     The Company currently develops and markets a software system delivering foreign exchange investment services to the general public via the internet. The Company has taken a series of steps to develop an Internet-based brokerage firm for institutional, professional and serious, active individual traders in the foreign currency market- a brokerage firm that offers an electronic trading platform which seamlessly integrates strategy trading tools, historical and streaming real-time market data, and direct-access order-routing and execution. Direct-access trading means, with respect to transactions in spot foreign exchange transactions, direct Internet connections to Finotec's electronic platform where Finotec acts as a market maker for its customers based on the prices traded in the Interbank market. With respect to forward foreign exchange transactions, it means that Finotec offers non-deliverable futures currency contracts that Finotec usually clears itself using Finotec technology and the futures clearing firm's online execution system which implements an electronic order placement and execution. When there is no compensation inside the system with its customers, Finotec will turn to other institutions to clear the contract. The Company will offer its customers spot trading through the Internet and is currently exploring the possibility of offering the trading of futures contracts as well as other financial instruments to its customers.

     Under our business model, we will seek recurring revenues by offering, through our financial software product Forexcash (and its planned enhanced versions), spread-earning based brokerage services with no commission and no cost to our customers. Forexcash is a front and back office market maker application for online real-time trading in foreign currencies. We intend to use our capability to provide strategy trading tools, and the unique quality and functionality of those tools, to build a high-quality brokerage customer base of institutional, professional and serious, active individual traders. The Company also intends to sell licenses to its trading system directly to financial institutions such as commercial banks. We will also provide training in online foreign currency trading as well as offer our customers the option of wireless trading of foreign currencies.


     THIS REPORT (PARTICULARLY "ITEM 1. BUSINESS" AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS; BUSINESS RISKS."

INDUSTRY BACKGROUND

     Over the past decade, the volume of trading in the world's foreign exchange market has grown dramatically. The average daily trading volume is more than $1,500 billion dollars. Recently, even more dramatic than the growth in the foreign exchange markets, has been the explosive growth of direct-access trading through electronic marketplaces. We believe that one of the reasons for this explosive growth is the growing presence of direct-access trading solutions.

     We believe that technological innovation, including development of sophisticated trading software tools, increased use of and reliance upon the Internet, proliferation of online financial market data and information, and market acceptance of electronic brokerage services, including direct-access brokerage services, will continue to stimulate increased online trading activity. There are, according to JPMorgan H&Q, approximately 20 million online brokerage accounts in the U.S. today, and we believe it to be inevitable that over time almost all trading will be conducted electronically, in one form or another. We believe that direct access is expected to become the industry standard for online trading. The recent acquisitions by virtually every major online brokerage firm of direct-access technology underscores this reality.

     However, not all accounts are alike. Analysts have estimated that daily online trading volume is highly concentrated in the most actively-traded online accounts. The design of Forexcash has been focused on this "active trader" market, as well as professional and institutional traders, such as small-sized to mid-sized commercial banks.

     With the proliferation of online brokerage services (and, now, the more powerful and efficient direct-access online brokerage services), the increased accessibility to market data, and the rapidly-growing capabilities of the Internet, we believe that serious, active traders, professional and non-professional, are demanding powerful, Internet-based, real-time strategy trading platforms that are seamlessly integrated with the best-available order execution technology. We believe that these traders desire a complete, institutional-quality, Internet-based, trading platform that includes analytical tools which support the design and testing of custom trading strategies, the automation of those strategies in real-time, and the instantaneous execution of those strategies through state-of-the-art direct-access electronic order execution systems.

PRODUCTS AND SERVICES

     OVERVIEW -- Forexcash

     Our  main  product/service  offering  is the  Forexcash  trading  platform, complete with direct-access order execution services, for institutional, professional and serious, active individual traders. Forexcash enables the user to design, test and automate his own custom trading strategies.

  SOFTWARE PRODUCTS AND SERVICES

     Forexcash is our flagship product. It is a front and back office market maker application for online real-time trading in the foreign currency market. Forexcash gives spot and forward transaction prices with real-time execution capabilities for most kinds of currency pairs. Currently we have implemented the most liquid currency pairs.

     Forexcash's application servers were developed in Java Sun. We believe the Java Sun application is compatible with most operating systems and using it provides us the opportunity to offer numerous advantages such as ready to use software where no installation is necessary, security of the data transfers, the offering of real-time information and technical analysis capabilities. The communication in the system between the client applet and the servers are encrypted with the RSA protocol based on an algorithm that we developed ourselves.

     BROKERAGE SERVICES

     Finotec intends to offer online brokerage services, covering foreign currency transactions, through the Forexcash trading platform. Finotec's targeted customer base for foreign exchange brokerage services includes active individual, professional and institutional traders.

     Finotec rarely charges a commission on its customers' Foreign currency transactions. It earns the spread between the Bid and Ask price when there is some compensation inside the system, or the price difference between the customers transaction price and the bank price. Finotec also runs a small portfolio of uncovered customers transactions.

     In January 2002, we launched the Forexcash trading platform. The Forexcash service includes our strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, time and sales data, quote lists, option chains, market leaders data, profit/loss tracking, and wireless access.



SALES AND MARKETING

     In Israel, Finotec uses the services of the advertising company Linial DDB to reach targeted customers through advertising campaigns. Finotec intends to develop partnerships with other companies to promote foreign exchange trading. We intend to negotiate with financial newspapers to set up news on foreign exchange trading in their newspapers or on their internet site.

     We also intend to negotiate with business schools to get them to offer foreign exchange and OTC futures courses in their schools in association with our Company and using our trading platform.


     MARKET DATA SERVICES.

     The real-time market data included in Forexcash are licensed from Standard and Poors.


TECHNOLOGY DEVELOPMENT

     We believe that our success depends, in large part, on our ability to offer unique, Internet-based strategy trading technologies with state-of-the-art, intelligent direct-access order execution technologies, and continuously enhance those technologies, as well as develop and implement a well-designed and user-friendly Web site. We intend to consistently improve our system and implement new features and protocols. For instance, we are currently incorporating a new technology into our system that will give our system the benefit of more design capabilities in addition to not requiring downloads of plug-ins. By eliminating plug-ins, the customer will be able to access the trading platform through firewalls on the computer.

     We are also working to improve the style of the trading platform, making it more user-friendly. In addition, we intend to add to the trading platform additional technical analysis tools such as Stochastic and Fibonacci. A further technological development we are exploring is adding chat capabilities to our system. This would allow our customers to communicate amongst themselves as well as with our traders. We are also working to improve our wireless technology which allows our customers to execute their trades directly from their cellular phones.

     To date, we have relied primarily on internal development of our products and services. We currently perform all quality assurance and develop user education and other training materials internally. In the future, we may continue to develop our technology internally or use outsourcing resources.


     The market for strategy trading tools, streaming real-time market data and news services, and online order execution services is characterized by: rapidly changing technology; evolving industry standards in computer hardware, programming tools and languages, operating systems, database technology and information delivery systems; changes in customer requirements; and frequent new product and service introductions and enhancements. Our success will depend in part upon our ability to develop and maintain competitive technologies and to develop and introduce new products, services and enhancements in a timely and cost-effective manner that meets changing conditions such as evolving customer needs, existing and new competitive product and service offerings, emerging industry standards and changing technology. There can be no assurance that we will be able to develop and market, on a timely basis, if at all, products, services or enhancements that respond to changing market conditions or that will be accepted by customers. Any failure by us to anticipate or to respond quickly to changing market conditions, or any significant delays in the introduction of new products and services or enhancements could cause customers to delay or decide against the use of our products and services and could have a material adverse effect on our business, financial condition and results of operations.

CUSTOMER SUPPORT AND TRAINING

     We provide client services and support and product-use training in the following ways:

     CUSTOMER SERVICES AND SUPPORT. Finotec provides telephone customer services to its brokerage customers through a customer services team. Technical support to subscription and brokerage customers who use Forexcash is provided by Finotec's technical support team via telephone, electronic mail and fax.

     PRODUCT-USE TRAINING. We consider user education important to try to help our customers increase their ability to use our products and services fully and effectively. The majority of our training materials consist of extensive online documentation and technical assistance information on our Web sites so that our customers may learn to use and take full advantage of the sophisticated technology of Forexcash.

COMPETITION

     The market for foreign exchange online brokerage services is intensely competitive and rapidly evolving, and there appears to be substantial consolidation in the industry of online brokerage services, Internet-based real-time market data services, and trading analysis software tools. We believe that due to the current and anticipated rapid growth of the market for integrated trading tools, real-time market data and online brokerage services, competition, as well as consolidation, will substantially increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control, including: pricing; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as recession; product and service functionality; data availability; ease of use; reliability; customer service and support; and sales and marketing efforts.

     We face direct competition from several publicly-traded and privately-held companies, principally online brokerage firms, including providers of direct-access order execution services. Our competitors include many foreign exchange online brokerage firms currently active in the United States. Many online brokerage firms currently offer direct-access service.

     Many of our existing and potential competitors, which include online discount and traditional brokerage firms, and financial institutions that are focusing more closely on online services, including direct-access services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than do we. Further, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low commission pricing in the foreign currency market to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. We do not currently offer other financial services; therefore, such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

     Generally, competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than do we. There can be no assurance that our existing or potential competitors will not develop products and services comparable or superior to those developed and offered by us or adapt more quickly than us to new technologies, evolving industry trends or changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.



INTELLECTUAL PROPERTY

     Our success is and will be heavily dependent on proprietary software technology, including certain technology currently in development. We view our software technology as proprietary, and rely, and will be relying, on a combination of trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights. We have obtained trademark registrations for the Finotec and Forexcash mark.

     Despite our efforts to protect our proprietary rights, unauthorized parties copy or otherwise may obtain, use or exploit our software or technology independently. Policing unauthorized use of our software technology is difficult, and it is extremely difficult to determine the extent to which piracy of software technology exists. Piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries, including some in which we may attempt to expand sales efforts. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

     There has been substantial litigation in the software industry involving intellectual property rights. We do not believe that we are infringing, or that any technology in development will infringe, the intellectual property rights of others. The risk of infringement by us is heightened with respect to our business model technology, as that technology has not stood any significant test of time. There can be no assurance that infringement claims would not have a material adverse effect on our business, financial condition and results of operations. In addition, to the extent that we acquire or license a portion of the software or data included in our products or services from third parties ( data is licensed from third parties), or market products licensed from others generally, our exposure to infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software or data technology. In the future, litigation may be necessary to establish, define, enforce and protect trade secrets, copyrights, trademarks and other intellectual property rights. We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, which could be expensive, or prevent us from selling our products or services or using our trademarks, any one of which could have a material adverse effect on our business, financial condition and results of operations.

DISTRIBUTION

     The Company is negotiating with brokerage houses to provide the brokerage firm's customers the ability to trade with our dealing room while sharing the income generated from the trading activity of their customers. The Company aims to further develop this system of forging relationships with Introducing Brokers on an international level. This use of the trading platform would allow introducing brokers to provide their customers access to the foreign currency market without the cost of running a trading room and developing an electronic trading system themselves.

GOVERNMENT REGULATION

     The Commodity Futures Trading Commission ("CFTC") regulates the foreign currency futures market in the United States. Currently, the spot foreign currency market in the United States is unregulated and therefore our Company is not under any requirement to register. However, to increase the trustworthiness and respectability of the Company, we intend to have our subsidiary, Finotec Trading, Inc. register with the National Futures Association ("NFA") as a Futures Commission Merchant (FCM).

     Finotec's mode of operation and profitability may be directly affected by: additional legislation; changes in rules promulgated by the Commodity Futures Trading Commission, the National Futures Association, the Board of Governors of the Federal Reserve System, the various stock and futures exchanges and other self-regulatory organizations; and changes in the interpretation or enforcement of existing rules and laws, particularly any changes focused on online brokerage firms that target an active trader customer base.

     Governmental concern is focused in two basic areas: that the customer has sufficient trading experience and has sufficient risk capital to engage in active trading. Finotec requires a $5,000 opening balance to open an account with us. We believe Finotec's minimum suitability requirements, as well as the extensive user education documentation and tutorials offered on its Web site, are consistent with the rules and regulations concerning active trading.


     It is possible that other agencies will attempt to regulate our current and planned online and other electronic service activities with rules that may include compliance requirements relating to record keeping, data processing, other operation methods, privacy, pricing, content and quality of goods and services as the market for online commerce evolves. Because of the growth in the electronic commerce market, Congress had held hearings on whether to regulate providers of services and transactions in the electronic commerce market. As a result, federal or state authorities could enact laws, rules or regulations, not only with respect to online brokerage services, but other online services we provide or may in the future provide. Such laws, rules and regulations, if and when enacted, could have a material adverse effect on our business, financial condition, results of operations and prospects.

EMPLOYEES

     As of January 31, 2002, we had 5 full-time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

     Our future success depends, in significant part, upon the continued service of our key senior management, technology and sales and marketing personnel. The loss of the services of one or more of these key employees could have a material adverse effect on us. There can be no assurance that we will be able to retain our key personnel. Departures and additions of personnel, to the extent disruptive, could have a material adverse effect on our business, financial condition and results of operations.


FORWARD-LOOKING STATEMENTS; BUSINESS RISKS

     This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "contemplates," "may," "will," "shall," "assuming," "prospect," "should," "could," "would," "looking forward" and similar expressions, to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks generally, include, but are not limited to, the items described below, as well as in other sections of this report and in our other public filings and our press releases.


Risk Factors

     Our business and results of operations could be seriously harmed by any of the following risks.

         Risks Related to Finotec

         We have limited operating history upon which you may evaluate our operations.


     Our e-commerce marketplaces are in the early stages of their development and have no or little operating history. Accordingly, we have limited operating history upon which you may evaluate our business and prospects. Because our management team as a unit is relatively new, it also has a very limited track record upon which you can make an evaluation. In addition, our revenue model is evolving and because of our lack of operating history, period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as e-commerce. Our failure to address these risks successfully could materially and adversely affect our business and operations.


         We may have difficulty obtaining future funding sources, if needed, and we might have to accept terms that would adversely affect shareholders.

     Expenses are expected to exceed revenue in 2002. We anticipate that we will need to raise funds from additional financings in the future. Any financings may result in dilution to our existing shareholders. The terms of any future financings  may  impose  restrictions  on the  manner  in which we  conduct  our business, such as controlling future decisions by us to make capital expenditures, acquisitions or significant asset sales. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our services to customers, take advantage of future opportunities for strategic alliances, grow our business, support our increasing operating expenses or respond to competitive pressures or unanticipated requirements, which would materially and adversely affect our business and operations.

Instability in the middle east region may adversely affect our business

     Political, economic and military conditions in Israel directly affect the Company's operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Israel has experienced terrorist incidents within its borders. As a result, negotiations between Israel and representatives of the Palestinian Authority have been sporadic and have failed to result in peace. The Company could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violent conflicts involving Israel and other nations may impede the Company's ability to sell its products in certain countries. In addition, some of the Company's employees in Israel are subject to being called upon to perform military service in Israel, and their absence may have an adverse effect upon the Company's operations. Generally, unless exempt, male adult citizens and permanent residents of Israel under the age of 54 are obligated to perform up to 36 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. These conditions could disrupt the Company's operations in Israel and its business, financial condition and results of operations could be adversely affected.

     The Company's costs of operations have at times been affected by changes in the cost of its operations in Israel, resulting from changes in the value of the Israeli shekel relative to the United States dollar, and from difficulties in attracting and retaining qualified scientific, engineering and technical personnel in Israel, where the availability of such personnel has at times been severely limited. Changes in these cost factors have from time to time been significant and difficult to predict, and could in the future have a material adverse effect on the Company's results of operations.


         Our success is dependent on retaining our current key personnel and attracting additional key and other personnel, particularly in the areas of management, technical services and customer support.

     We believe that our success will depend on continued employment of our senior management team and key technical personnel for the development of our services. Their experience is important to the establishment of our business. The loss of any one of our key personnel could disrupt and negatively affect our business and operations. Our success also depends on having highly trained technical and customer support personnel.

     We have had and may continue to have difficulty attracting and employing additional members to our senior management team and sufficient technical and customer support personnel to keep up with our growth needs. This shortage could limit our ability to increase sales and to sell services. Competition for personnel is intense. If we cannot hire and retain suitable personnel to meet our growth needs, our business and operations will be negatively affected.

         Fluctuations in our quarterly results may adversely affect our stock price.

     Our quarterly operating results will likely vary significantly in the future. Our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

Our quarterly operating results may vary depending on a number of factors, including:

o    demand of buyers and sellers to use and transact business on our software

o actions taken by our competitors, including new product introductions, fee schedules, pricing policies and enhancements;

o    size and timing of sales of our services;

o    future acquisitions and our ability to control costs; and

o    general economic factors.

o We may not be able to protect our proprietary rights, and we may infringe on the proprietary rights of others.


         Copyright and patent risks; software license risks.

     While we seek to protect our technology, it is not possible for us to detect all possible infringements of our software, text, designs and other works of authorship. Also, copyright protection does not extend to functional features of software and will not be effective to prevent third parties from duplicating our software's capabilities through engineering research and development. In addition, our technology and intellectual property may receive limited or no protection in some countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work.

     We have not conducted searches to determine if our software infringes on any patents of third parties. If our software is found to infringe on the copyrights or patents of a third party, the third party or a court or other administrative body could require us to pay royalties for past use and for continued use, or to modify or replace the software to avoid infringement. We cannot assure you that we would be able to modify or replace the software.

     Any of these claims, with or without merit, could subject us to costly litigation, divert our technical and management personnel and materially and adversely affect our business and operations.


         Trademarks and service marks risks.

     Proprietary rights are important to our success and our competitive position. Although we seek to protect our proprietary rights both in the United States and abroad, our actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. We may not be able to protect our domain names for our websites as trademarks because those names may be too generic or perceived as describing a product or service or its attributes rather than serving a trademark function.

     If we are unable to protect our proprietary rights in trademarks, service marks and other indications of origin, competitors will be able to use names and marks that are identical to ours or sufficiently similar to ours to cause confusion among potential customers. This confusion may result in the diversion of business to our competitors, the loss of customers and the degradation of our reputation. Litigation against those who infringe upon our service marks, trademarks and similar rights may be expensive. Because of the difficulty in proving damages in trademark litigation, it may be very difficult to recover damages.

     Except for a search for the name Finotec Group and Finotec Trading we have not conducted searches to determine whether our service marks, trademarks and similar items may infringe on the rights of third parties. Despite having searched a mark, there may be a successful assertion of claims of trademark or service mark infringement. If a third party successfully asserts claims of trademark, service mark or other infringement, the third party or a court or other administrative body may require us to change our service marks, trademarks, company names, the design of our sites and materials and our Internet domain name (web address), as well as to pay damages for any infringement. A change in service marks, trademarks, company names, the design of our sites and materials and Internet domain names may cause difficulties for our customers in locating us or cause them to fail to connect our new names and marks with our prior names and marks, resulting in loss of business.


         We may not be able to make future acquisitions and new strategic alliances, and, even if we do, such acquisitions and alliances may disrupt or otherwise negatively affect our business.

     Our  business  plan   contemplates   that  we  may  make   investments   in
complementary companies, technologies and assets. Future acquisitions are subject to the following risks:

o we may not be able to agree on the terms of the acquisition or alliance, such as the amount or price of our acquired interest;

o acquisitions and alliances may cause a disruption in our ongoing business, distract our relatively new management team and make it difficult to implement or maintain our systems, controls and procedures;

o we may acquire companies or make strategic alliances in markets in which we have little experience;

o we may not be able successfully to integrate the services, products and personnel of any acquisition or new alliance into our operations;

o we may be required to incur debt or issue equity securities to pay for acquisitions, which may be dilutive to existing shareholders, or we may not be able to finance the acquisitions at all; and

o our acquisitions and strategic alliances may not be successful, and we may lose our entire investment.

     In addition, we face competition from other parties, including large public and private companies, venture capital firms, and other companies, in our search for suitable acquisitions and alliances. Many of the companies we compete with for acquisitions have substantially greater name recognition and financial resources than we have, which may limit our opportunity to acquire interests in new companies, technologies and assets or create strategic alliances. Even if we are able to find suitable acquisition candidates or develop acceptable strategic alliances, doing so may require more time and expense than we expect because of intense competition.


         We must develop and maintain positive brand name awareness.

     We believe that establishing and maintaining our brand name and the brand names is essential to expanding business. We also believe that the importance of brand name recognition will increase in the future because of the growing number of online companies that will need to differentiate themselves. Promotion and enhancement of our brand names will depend largely on our ability to provide consistently high quality software and related technology. If we are unable to provide software and technology of comparable or superior quality to those of our competition, the value of our brand name may suffer.


              The international nature of our business adds additional complexity and risks to our business.

     The nature of the foreign currency business brings us into contact with different countries and markets. We hope to expand further in international markets. Our international business may be subject to a variety of risks, including:

o    market risk or loss of uncovered transactions;

o    governmental regulation and political instability;

o    collecting international accounts receivable and income;

o    the imposition of barriers to trade and taxes; and

o    difficulties   associated  with  enforcing   contractual   obligations  and
     intellectual property rights.

     These factors may have a negative effect on any future international operations and may adversely affect our business and operations.


         The interests of our significant shareholders may conflict with our interests and the interests of our other shareholders.

     Directors, officers and holders of more than 5% of the outstanding shares of Finotec common stock collectively own a significant share of the outstanding common stock. As a result of their stock ownership, one or more of these shareholders may be in a position to affect significantly our corporate actions, including, for example, mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders.


         Anti-takeover provisions and our right to issue preferred stock could make a third party acquisition of us difficult.

     Finotec is a Nevada corporation. Anti-takeover provisions of Nevada law may make it difficult for a third party to acquire control of us, even if a change in control would be beneficial to our shareholders. In addition, our board of directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change of control.
Preventing a change of control could adversely affect the market price of Finotec common stock and the voting and other rights of holders of Finotec common stock.


         Our common stock price is likely to be highly volatile.

     The market price of our common stock is likely to be highly volatile, as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Our shareholders may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to this volatility.

Factors that could cause this volatility may include, among other things:

o announcements of technological innovations and the creation and failure of B2B marketplaces;

o    actual or anticipated variations in quarterly operating results;

o    new sales formats or new products or services;

o    changes in financial estimates by securities analysts;

o    conditions or trends in the Internet, B2B and other industries;

o    changes in the market valuations of other Internet companies;

o announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

o    changes in capital commitments;

o    additions or departures of key personnel;

o    sales of our common stock; and

o    general market conditions.

Many of these factors are beyond our control.


         Risks Relating to Our E-Commerce Marketplaces


     Our success depends on the development of the e-commerce market, which is uncertain.

     We rely on the Internet for the success of our businesses, as do our e-commerce marketplaces. The development of the e-commerce market is in its early stages. Our long-term success depends on widespread market acceptance of B2B e-commerce. A number of factors could prevent such acceptance, including the following:

o the unwillingness of business to shift from traditional processes to e-commerce processes;

o the necessary network infrastructure for substantial growth in usage of e-commerce may not be adequately developed;

o increased governmental regulation or taxation may adversely affect the viability of e-commerce;

o insufficient availability of telecommunication services or changes in telecommunication services could result in slower response time for the users of e-commerce; and

o concern and adverse publicity with respect to, and failure of, security of e-commerce.



         We may not be able to compete effectively with other providers of e-commerce services.

     Competition for Internet products and services and e-commerce business is intense. If the market for e-commerce grows, we expect that competition will intensify, and Finotec will continue to compete with other technology companies and traditional service providers that seek to integrate on-line business technologies with their traditional service mix. Barriers to entry into the e-commerce environment are minimal, and competitors can launch websites and offer products and services at relatively low costs. The companies with which Finotec competes often have significantly greater name recognition and financial, marketing and other resources than Finotec which may place our e-commerce marketplaces at a disadvantage in responding to competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiative. If Finotec fails to differentiate itself from other Internet industry participants, the value of its brand name could decline, it may be unable to attract a critical mass of buyers and sellers, and its prospects for future growth would diminish, which could materially and adversely affect our business and operations.


         Concerns regarding security of transactions and transmitting confidential information over the Internet may adversely affect our e-commerce business.

     We believe that concern regarding the security of confidential information transmitted over the Internet, including, for example, business requirements, credit card numbers and other forms of payment methods, prevents many potential customers from engaging in online trading. If we do not add sufficient security features to future product releases, our services may not gain market acceptance or we may face additional legal exposure.

     Despite the measures we have taken in the areas of encryption and password or other authentication software devices, our infrastructure, like others, is potentially vulnerable to physical or electronic break-ins, computer viruses, hackers or similar problems caused by employees, customers or other Internet users. If a person circumvents our security measures, that person could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. These risks may require us to make significant investments and efforts to protect against or remedy security breaches, which would increase the costs of maintaining our websites.

         Our e-commerce capability depends on real-time accurate product information.

     We may be responsible for loading information into our database and categorizing the information for trading purposes. This process entails a number of risks, including dependence on our suppliers both to provide us in a timely manner with accurate, complete and current information and to update this information promptly when it changes. If our suppliers do not provide us in a timely manner with accurate, complete and current information, our database may be less useful to our customers and users and may expose us to liability. We cannot guarantee that the information available in our database will always be accurate, complete and current or comply with governmental regulations. This could expose us to liability or result in decreased acceptance of our products and services, which could have a material and adverse affect on our business and operations.

         Our market is characterized by rapid technological change, and we may not be able to keep up with such change in a cost-effective way.

     The e-commerce market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing technology obsolete. If we are unable to respond successfully to these developments or do not respond in a cost-effective way, our business and operations will suffer. To be successful, we must adapt to our rapidly changing market by continually improving the responsiveness, services and features of our products and services, by developing or acquiring new features to meet customer needs and by successfully developing and introducing new versions of our Internet-based e-commerce business software on a timely basis. The life cycles of the software used to support our e-commerce services are difficult to predict because the market for our e-commerce is new and emerging and is characterized by changing customer needs and industry standards. The introduction of on-line products employing new technologies and industry standards could render our existing system obsolete and unmarketable. If a new software language becomes the industry standard, we may need to rewrite our software to remain competitive, which we may not successfully accomplish in a timely and cost-effective manner.

     In addition, as traffic in our e-commerce business increases, we may need to expand and upgrade our technology, transaction processing systems and network hardware and software. We may not be able to project accurately the rate of increase in our on-line businesses. We also may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate increased use of our on-line businesses, which would have a material and adverse affect on our business and operations.


     An unexpected event, such as a power or telecommunications failure, fire or flood, or physical or electronic break-in at any of our facilities or those of any third parties on which we rely, could cause a loss of critical data and prevent us from offering services. If our hosting and information technology services were interrupted, including from failure of other parties' software that we integrate into our technology, our business and the businesses of our e-commerce marketplaces using these services would be disrupted, which could result in decreased revenues, lost customers and impaired business reputation for us and them. As a result, we could experience greater difficulty attracting new customers. A failure by us or any third parties on which we rely to provide these services satisfactorily would impair our ability to support the operations of our services and could subject us to legal claims.


         Limited Internet infrastructure may affect service.

     The accelerated growth and increasing volume of Internet traffic may cause performance problems, slowing the adoption of our Internet-based services. The growth of Internet traffic due to very high volumes of use over a relatively short period of time has caused frequent periods of decreased Internet performance, delays and, in some cases, system outages. This decreased performance is caused by limitations inherent in the technology infrastructure supporting the Internet and the internal networks of Internet users. If Internet usage continues to grow rapidly, the infrastructure of the Internet and its users may be unable to support the demands of growing e-commerce usage, and the Internet's performance and reliability may decline. If our existing or potential customers experience frequent outages or delays on the Internet, the adoption or use of our Internet-based products and services may grow more slowly than we expect or even decline. Our ability to increase the speed and reliability of our Internet-based business model is limited by and depends upon the reliability of both the Internet and the internal networks of our existing and potential customers. As a result, if improvements in the infrastructure supporting both the Internet and the internal networks of our customers and suppliers are not made in a timely fashion, we may have difficulty obtaining new customers, or maintaining our existing customers, either of which could reduce our potential revenues and have a negative impact on our business and operations.


         Internet governance, regulation and administration are uncertain and may adversely affect our business.

     The future success of our business is dependent on our ability to use the Internet to implement our e-commerce growth strategy. Because the original role of the Internet was to link the government's computers with academic institutions' computers, the Internet was historically administered by organizations that were involved in sponsoring research. Over time, private parties have assumed larger roles in the enhancement and maintenance of the Internet infrastructure. Therefore, it is unclear what organization, if any, will govern the administration of the Internet in the future, including the authorization of domain names.

     The lack of an appropriate organization to govern the administration of the Internet infrastructure and the legal uncertainties that may follow pose risks to the commercial Internet industry and our specific website business. In addition, the effective operation of the Internet and our business is also dependent on the continued mutual cooperation among several organizations that have widely divergent interests, including the government, Internet service providers and developers of system software and software language. These organizations may find that achieving a consensus may become difficult, impossible, time-consuming and costly.

     Although we are not subject to direct regulation in the United States other than federal and state business regulations generally, changes in the regulatory environment could result in the Federal Communications Commission or other United States regulatory agencies directly regulating our business. Additionally, as Internet use becomes more widespread internationally, there is an increased likelihood of international regulation.

     We cannot predict whether or to what extent any new regulation affecting e-commerce will occur. New regulation could increase our costs. One or more states may seek to impose sales tax collection obligations on out-of-state companies like ours that engage in or facilitate e-commerce. A successful assertion by one or more states or any foreign country that we should collect sales and other taxes on our system could increase costs that we could have difficulty recovering from users of our websites.

     Governmental agencies and their designees regulate the acquisition and maintenance of web addresses generally. For example, in the United States, the National Science Foundation had appointed Network Solutions, Inc. as the exclusive registrar for the ".com," ".net" and ".org" generic top-level addresses. Although Network Solutions no longer has exclusivity, it remains the dominant registrar. The regulation of web addresses in the United States and in foreign countries is subject to change. As a result, we may not be able to acquire or maintain relevant web addresses in all countries where we conduct business that are consistent with our brand names and marketing strategy. Furthermore, the relationship between regulations governing website addresses and laws protecting trademarks is unclear.


         We may be subject to legal liability for publishing or distributing content over the Internet.

     Our e-commerce businesses may be subject to legal claims relating to the content of our on-line websites, or the distribution of content. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. The representations as to the origin and ownership of licensed content that we generally obtain may not adequately protect us.

     In addition, we draw some of the content provided in our on-line business communities from data compiled by other parties. This data may have errors. If our content is improperly used or if we supply incorrect information, it could result in unexpected liability. Our insurance may not cover claims of this type or may not provide sufficient coverage. Costs from these claims would damage our business and limit our financial resources.




     THERE ARE SEVERAL FACTORS THAT MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, WHICH WOULD LIKELY RESULT IN SIGNIFICANT VOLATILITY IN OUR STOCK PRICE

Causes of such significant fluctuations may include, but are not limited to:

o    cash flow problems that may occur;

o the quality and success of, and potential continuous changes in, sales or marketing strategies (which have undergone significant change recently and are expected to continue to evolve) and the costs allocated to marketing campaigns and the timing of those campaigns;

o the timing, completion, cost and effect of our development and launch of planned enhancements to the Finotec trading platform;

o the size and frequency of any trading errors for which we ultimately suffer the economic burden, in whole or in part;

o changes in demand for our products and services due to the rapid pace in which new technology is offered to customers in our industry;

o costs or adverse financial consequences that may occur with respect to regulatory compliance or other regulatory issues, particularly relating to laws, rules or regulations that may be enacted with a focus on the active trader market; and

o general economic and market factors that affect active trading, including changes in the securities and financial markets.




Item 2.  Properties

     On a month to month basis, at a cost of $95 per month, the Company rents shared office space at 110 Wall St., Suite 15c, Manhattan, New York from Wall St. Office Services, Inc.

     The Company's main business operations are located at 116 Allenby St., Tel Aviv, Israel. There, via a lease held by Forexcash Global Trading Ltd. (which is a 99.7% owned subsidiary of Finotec Ltd. a wholly owned subsidiary of the Company) the Company rents 130 square meters of office space.



Item 3.  Legal Proceedings

     A former customer has initiated an action against the Company. The complaint filed by the former customer seeks to recover damages of approximately $27,000. In the Company's opinion this matter will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Registrant's security holders during the fourth quarter of the fiscal period covered by this report.

                                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters



(a) The Company's Common Stock is quoted on the pink sheets under the symbol "FTGI" The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending January 31, 2002. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.


                                             High              Low
                                            -----              ----
                  2001
                  -----
                  First Quarter             n/a                  n/a

                  Second Quarter            n/a                  n/a

                  Third Quarter             n/a                  n/a

                  Fourth Quarter            n/a                  n/a

                  2000
                  -----
                  First Quarter             n/a                  n/a

                  Second Quarter            n/a                  n/a

                  Third Quarter             n/a                  n/a

                  Fourth Quarter            n/a                  n/a



(b) No dividends were paid during the fiscal year ending January 31, 2002. The Articles of Merger restrict the Company's ability to pay dividends. It may not pay any dividends on common equity shares until full cumulative dividends on all outstanding preferred stock have been paid. The Company may not pay dividends if doing so would result in a consolidated current ratio of less than two, that is, current assets equaling less than twice current liabilities. Common equity may not receive dividends if paying dividends would result in the consolidated surplus being less than two years' dividend requirements on preferred shares. Dividends may not be paid on common equity if doing so would result in net tangible assets being less than 200% of the sum of an amount equal to $3.00 per share on outstanding preferred stock and the amount received as consideration upon the issuance of any outstanding shares ranking equally with or prior to the preferred stock and of any outstanding preferred stocks of subsidiaries, owned by others than the Company and its subsidiaries. Finally, the Company may not pay dividends on common equity if doing so would reduce the Company's consolidated net tangible assets plus consolidated long-term debt to less than 175% of the sum of the consolidated long-term debt and an amount equal to $5.00 per share on outstanding preferred stock and the amount received as consideration upon the issuance of any outstanding shares ranking equally with or prior to the preferred stock and of any outstanding preferred stocks of subsidiaries, owned by others than the Corporation and its subsidiaries.

Item 6.


     FINOTEC GROUP, INC. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

     CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB. Certain of the statements contained in this Form 10-KSB which are not statements of historical fact are forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made only as of the date of this Form 10-KSB. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" as well as those discussed elsewhere in this Form 10-KSB.

Overview

     BUSINESS OVERVIEW

     On August 9, 2001 (the "Merger Date") Finotec Group, Inc., formerly Online International Corporation ("Finotec Group"), a Nevada corporation without significant operations, acquired all of the outstanding shares of Finotec Ltd. ("Finotec Ltd.") (formerly Priory Marketing Ltd.), an Isle of Man . The transaction was effected by the issuing of 21,500,000 shares of Finotec Group common stock to the stockholders of Finotec Ltd. This resulted in the former Finotec Ltd. stockholders owning approximately 61.5% of the outstanding shares of Finotec Group. For financial reporting purposes, the transaction was recorded as a recapitalization of Finotec Ltd., with Finotec Ltd. receiving the $1,326,363 net assets (assets of $1,404,636, less liabilities of $84,273) of Finotec Group as a capital contribution. Finotec Ltd. is the continuing surviving entity for accounting purposes, but is adopting the capital structure of Finotec Group, which is the continuing parent entity for legal purposes. All references to common stock have been restated to reflect the equivalent number of Finotec Group shares.

     Finotec Ltd. was formed in December 2000, at which time it acquired 99.7% of the outstanding stock of Forexcash Global Trading Ltd. ("Forexcash"), an Israeli corporation, which had been incorporated on June 23, 1998. This transaction is treated as a recapitalization of Forexcash with Forexcash as the continuing accounting entity and Finotec Ltd. as the continuing parent for legal purposes.

     The Company currently develops and markets a software system delivering foreign exchange investment services to the general public via the internet. The Company has taken a series of steps to develop an Internet-based brokerage firm for institutional, professional and serious, active individual traders in the foreign currency market- a brokerage firm that offers an electronic trading platform which seamlessly integrates strategy trading tools, historical and streaming real-time market data, and direct-access order-routing and execution. Direct-access trading means, with respect to transactions in spot foreign exchange transactions direct Internet connections to Finotec's electronic platform where Finotec Trading will act as a Market maker for its customers based on the prices traded in the Interbank market. With respect to forward foreign exchange transactions, it means that Finotec offers futures dates non-deliverible currencies contracts that are cleared by Finotec. Finotec will turn to other institutions in the market when there is no compensation inside the system with its customers. The Company will offer its customers spot trading through the Internet and is currently exploring the possibility of offering the trading of futures contracts as well as other financial instruments to its customers.


     Under our business model, we will seek recurring revenues mainly by offering, through our financial software product Forexcash (and its planned enhanced versions), Spread earning-based brokerage services with no commission charged to the customers. Forexcash is a front and back office market maker application for online real-time trading in foreign currencies. We intend to use our capability to provide strategy trading tools, and the unique quality and functionality of those tools, to build a high-quality brokerage customer base of institutional, professional and serious, active individual traders. The Company also intends to sell licenses to its trading system directly to financial institutions such as commercial banks. We will also provide training in online foreign currency trading as well as offer our customers the option of wireless trading of foreign currencies.

     With the proliferation of online brokerage services (and, now, the more powerful and efficient direct-access online brokerage services), the increased accessibility to market data, and the rapidly-growing capabilities of the Internet, we believe that serious, active traders, professional and non-professional, are demanding powerful, Internet-based, real-time strategy trading platforms that are seamlessly integrated with the best-available order execution technology. We believe that these traders desire a complete, institutional-quality, Internet-based, trading platform that includes analytical tools which support the design and testing of custom trading strategies, the automation of those strategies in real-time, and the instantaneous execution of those strategies through state-of-the-art direct-access electronic order execution systems.

     To achieve profitability, the Company needs to aggressively market its services. Included in its marketing strategy is advertising campaigns and the targeting of introducing brokers to develop a distribution network with the Company. The Company also aims to reach a broader customer base and intends to offer a wider array of financial products such as futures contracts and is exploring the possibility of entering the commodities market.

     We intend to consistently improve our system and implement new features and protocols. For instance, we are currently incorporating a new technology into our system that will give our system the benefit of more design capabilities in addition to not requiring downloads of plug-ins. By eliminating plug-ins, the customer will be able to access the trading platform through firewalls on the computer.

     We are also working to improve the style of the trading platform, making it more user-friendly. In addition, we intend to add to the trading platform additional technical analysis tools such as Stochastic and Fibonacci. A further technological development we are exploring is adding chat capabilities to our system. This would allow our customers to communicate amongst themselves as well as with our traders. We are also working to improve our wireless technology which allows our customers to execute their trades directly from their cellular phones.




RESULTS OF OPERATIONS

     It is difficult for Finotec to forecast its revenue or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful. We believe that we will start generating larger amounts of revenue in the coming fiscal year due to the sales and products infrastructure which we have been attempting to create over the past year.

     As a result of our limited operating history, we do not have historical financial data for a significant number of periods on which to base planned operating expenses. Our expense levels are based upon our expectations concerning future revenue. Thus, quarterly revenue and results of operation are difficult to project.


OVERALL

     There were no revenues for the year ended January 31, 2002. Revenues were $19,536 for the year ended January 31, 2001. This decrease of $19,536 in revenues is due to the Company currently being in the development stage. The
Company's business is not yet operating although the Company's development accounts for expenses related to technology support and development expenses, data delivery and related costs, general and administrative expenses and other operating expenses.


OPERATING EXPENSES


     RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials, personnel costs, depreciation of computer and related equipment and facility expenses. The Forexcash Global Trading, Ltd. subsidiary owns all intellectual property rights relating to our business. Technology development expenses were $218,735 for the year ended January 31, 2002, as compared to $81,967 for the year ended January 31, 2001, an increase of $136,768, due primarily to the increased development of the Company's Forexcash financial market trading system.


     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, information technology employees; telecommunications; rent; other facility expenses; and insurance. Included in general and administrative costs are personnel costs, marketing programs, including advertising, brochures, and account opening kits, and data and information tools used by sales and brokerage personnel. General and administrative expenses were approximately $132,637 for the year ended January 31, 2002, as compared to $20,492 for 2001, an increase of $112,145 due primarily to the Company's continuing development of its business as the Company is in its development stage.

     LEGAL AND ACCOUNTING. The Company's legal and accounting costs aggregated approximately $67,115 for the year ended January 31, 2002 as compared to $19,121 for the year ended January 31, 2001 representing an increase of $47,994. This increase primarily represents the increased legal costs the Company incurred in the merger of the Company that occurred in August, 2001.


Liquidity and Capital Resources

     The Company increased its cash balance by $443,145 from a cash balance at January 31, 2001 of $23,405 to $466,550 at January 31, 2002. Working capital at January 31, 2002 is positive at $345,845.

     The Company owes approximately $72,000 in state franchise taxes. The Company negotiated to pay the amount due in 36 monthly installments. The installment plan has been approved by the relevant tax authority.

     Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. Assuming Printing Associates pays its obligations to the Company in a timely fashion, the Company has sufficient funds to satisfy their cash requirements until December 2002 assuming the monthly expenses of the Company at $67,000. Of our $67,000 monthly expense, we foresee $17,000 covering the management and administration of the Company with $50,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds at that time through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     The Company has plans to increase the number of employees it employs at this time, and plans to continue to utilize its current employees for at least the duration of 2002. The Company does not believe that it will be making major plant and equipment purchases during this year.

     Until required for operations, Finotec's policy is to invest its cash reserves in bank deposits.

     There can be no assurance that profitability will ever be achieved. Finotec expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Finotec's control.

Item 8.  Financial Statements and Supplementary Data

                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            JANUARY 31, 2002 AND 2001
                      AND FOR THE PERIOD FROM JUNE 23, 1998
                   (DATE OF INCORPORATION) TO JANUARY 31, 2002

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


Independent Auditors' Report                    1


Consolidated Financial Statements:

Balance Sheet                                   2


Statements of Operations                        3


Statements of Stockholders' Equity              4


Statements of Cash Flows                        5


Notes to Consolidated Financial Statements      6 - 13

                               HOBERMAN, MILLER,
                            GOLDSTEIN & LESSER, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                              226 WEST 26TH STREET
                            NEW YORK, NY 10001-6785
                       (212) 463-0900 FAX (212) 691-6452



INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and Stockholders
Finotec Group, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Finotec Group, Inc. and subsidiaries (a development stage company) as of January 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 31, 2002 and 2001, and for the period from June 23, 1998 (date of incorporation) to January 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2002, and the results of its operations and its cash flows for the years ended January 31, 2002 and 2001, and for the period from June 22, 1998 (date of incorporation) to January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has incurred operating losses since its inception which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/S/  HOBERMAN, MILLER, GOLDSTEIN & LESSER, P.C.


October 8, 2002

                                                                               1

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET


AS OF JANUARY 31, 2002
------------------------------------------------------------------------------

A S S E T S
Current Assets
        Cash and cash equivalents                             $   466,550
        Prepaid and other current assets                           30,585
------------------------------------------------------------------------------
                Total Current Assets                              497,135

        Property and equipment, net                               120,910
        Note receivable                                           700,754
------------------------------------------------------------------------------

                Total Assets                                   $1,318,799
==============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accrued expenses                                     $     54,107
        Income taxes payable                                       71,923
        Due to stockholder                                          4,673
        Other current liabilities                                  20,587
------------------------------------------------------------------------------
                Total Liabilities, All Current                    151,290
------------------------------------------------------------------------------


Commitments and Contingencies

Stockholders' Equity
        Common stock, $.001 par value, 100,000,000 shares
           authorized, 34,985,241 shares issued and outstanding    34,985
        Additional paid-in-capital                              1,545,378
        Deficit accumulated during the development stage    (     430,085)
        Accumulated other comprehensive income                     17,231
------------------------------------------------------------------------------
                Total Stockholders' Equity                      1,167,509
------------------------------------------------------------------------------


                Total Liabilities and Stockholders' Equity     $1,318,799


          See accompanying notes to consolidated financial statements.

                                                                               2

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                    For the Years Ended        June 23, 1998
                                        January 31,      (Date of Incorporation)
                                        2002       2001     to January 31, 2002
------------------------------------------------------------------------------

Revenues
Revenue from foreign currency option
  operations, net                               $  19,536    $ 3,095
Consulting                                                    26,799
------------------------------------------------------------------------------
        Total Revenues                             19,536     29,894
------------------------------------------------------------------------------

Operating Expenses
Selling, general and administrative     $132,637   20,492    273,249
Research and development                 218,735   81,967    244,977
------------------------------------------------------------------------------
        Total Operating Expenses         351,372  102,459    518,226
------------------------------------------------------------------------------

        Operating Loss                  (351,372) (82,923)  (488,332)

Other Income
Interest income                           85,264      887     94,912
------------------------------------------------------------------------------
        Loss Before Income Taxes        (266,108) (82,036)  (393,420)

Income tax expense                       (36,665)            (36,665)
------------------------------------------------------------------------------
Net Loss                               ($302,773)($82,036) ($430,085)


Weighted average number of
  common shares outstanding           28,242,620    2,000


Basic and diluted loss per common share   ($0.01) ($41.01)


          See accompanying notes to consolidated financial statements.


                                                                               3

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



JUNE 23, 1998 (DATE OF INCORPORATION) TO JANUARY 31, 2002



                                                                    Deficit             Accumulated
                                                        Additional  Accumulated During  Other           Stock
                                        Common Stock    Paid in the Development         Comprehensive   Subscription
                                        Shares  Amount  Capital     Stage               Income          Receivable      Total

Issuance of common stock                  100

Net  loss                                                           ($1,306)                                          ($1,306)
Balance - January 31, 1999                100                       ( 1,306)                                          ( 1,306)

Net loss                                                            (43,970)                                          (43,970)

Foreign currency translation loss                                                         ($442)                      (   442)

Balance - January 31, 2000                100                       (45,276)              ( 442)                      (45,718)

Acquisition of Finotec Ltd.             2,000  $2,900  $257,100                                         ($180,000)     80,000

Recapitalization - reverse merger        (100)

Net loss                                                            (82,036)                                          (82,036)

Foreign currency translation gain                                                         1,685                         1,685


Balance - January 31, 2001              2,000   2,900   257,100    (127,312)              1,243          (180,000)    (46,069)

Acquisition of Finotec Group, Inc. 21,500,000  21,500 1,298,863                                                     1,320,363

Recapitalization - reverse merger  13,483,241  10,585 (  10,585)

Collection of stock subscription receivable                                                               180,000     180,000

Net loss                                                           (302,773)                                         (302,773)

Foreign currency translation gain                                                        15,988                        15,988


Balance - January 31, 2002         34,985,241 $34,985$1,545,378   ($430,085)            $17,231              $  0  $1,167,509


See accompanying notes to consolidated financial statements.


                                                                               4


                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        For the Years Ended             June 23, 1998
                                                                             January 31,           (Date of Incorporation)
                                                                       2002              2001        to January 31, 2002
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
        Net loss                                                    ($302,773)      ($  82,036)            ($430,085)

Adjustment to Reconcile Net Loss to
        Net Cash Used in Operating Activities
                Depreciation                                           36,876           12,024                49,219

Changes in Operating Assets and Liabilities
        Decrease (increase) in prepaid
          and other current assets                                     11,682           (4,743)              (16,285)
        Increase in accrued expenses                                   11,960                                 11,960
        Increase in income taxes payable                               29,797                                 29,797
        (Decrease) increase in other current liabilities              (10,520)          14,759                20,587
        (Decrease) increase in due from stockholder                    (3,428)          (7,224)                4,673
-------------------------------------------------------------------------------------------------------------------------------
                Net Cash Used in Operating
                  Activities                                         (226,406)         (67,220)             (330,134)
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
        Collection of note receivable                                   9,355                                  9,355
        Acquisition of property and equipment                         (68,257)         (99,138)             (170,129)
        Cash acquired in connection with
          acquisition of subsidiaries                                 680,227           80,000               680,227

-------------------------------------------------------------------------------------------------------------------------------
                Net Cash Provided by (Used in)
                  Investing Activities                                621,325          (19,138)              519,453
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
        Proceeds of related party loans                                                 73,139               159,384
        Repayment of related party loans                             (157,825)                              (159,384)
        Proceeds from stock issuance                                  180,000                                260,000

-------------------------------------------------------------------------------------------------------------------------------
                Net Cash Provided by
                  Financing Activities                                 22,175           73,139               260,000
-------------------------------------------------------------------------------------------------------------------------------
Effect of Foreign Currency Translation                                 26,051            3,126                17,231
-------------------------------------------------------------------------------------------------------------------------------

                Net Increase (Decrease) in
                  Cash and Cash Equivalents                           443,145          (10,093)              466,550

Cash and Cash Equivalents - Beginning                                  23,405           33,498
-------------------------------------------------------------------------------------------------------------------------------
                Cash and Cash Equivalents
                  - Ending                                           $466,550        $  23,405              $466,550


Supplemental Disclosure of
  Cash Flow Information
        Cash paid during the period for income taxes                   $4,359                                 $4,359

          See accompanying notes to consolidated financial statements.


                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================



1.      Purchase and Merger Transactions and
        Description of the Company's Business


Purchase and Merger Transactions

     Finotec  Group,  Inc.  ("Finotec  Inc.")  (formerly  Online   International
Corporation)  a  Nevada  corporation,  was  engaged,  through  its  wholly-owned subsidiary, Printing Associates, Inc. ("Printing"), in the business of designing, printing and manufacturing lottery tickets. During 2000 Finotec Inc. sold all the assets and liabilities of its subsidiary, and the subsidiary was dissolved by proclamation. As a result of the sale of its only operating subsidiary, Finotec Inc. had no operations.

     On August 9, 2001 ("the Merger Date"), Finotec Inc. acquired all of the outstanding shares of Finotec Ltd. ("Finotec Ltd."), (formerly Priory Marketing Ltd.), an Isle of Man company, in a merger transaction. The transaction was effected by the issuance of 21,500,000 shares of Finotec Inc. common stock to the stockholders of Finotec Ltd. This resulted in the former Finotec Ltd. stockholders owning approximately 61.5% of the outstanding shares of Finotec Inc. For financial reporting purposes, the transaction was reflected as a reverse acquisition.

     Although Finotec Inc. is the surviving legal entity in the merger, the transaction is being accounted for as an issuance of equity by Finotec Ltd., and a recapitalization of Finotec Ltd. under the capital structure of Finotec Inc. in exchange for $1,320,363 of net assets (assets of $1,404,636, less liabilities of $84,273) of Finotec Inc. Under the purchase method of accounting, the historical results of Finotec Ltd. have been carried forward and Finotec Inc.'s operations have been included in the consolidated financial statements commencing on the Merger Date. Accordingly, the historical results included are those of Finotec Ltd. only. Results of operations after the Merger Date include the results of both companies on a consolidated basis.

     Finotec Ltd. was formed on December 31, 2000 at which date it acquired 99.7% of the outstanding stock of Forexcash Global Trading Ltd. ("Forexcash"), an Israeli corporation, which had been incorporated on June 23, 1998. That transaction was treated as a recapitalization of Forexcash with Forexcash as the continuing accounting entity and Finotec Ltd. as the continuing parent for legal purposes. The consolidated financial statements include the results of operations of Forexcash from inception, of Finotec Ltd. from December 31, 2000 and of Finotec Inc. from the Merger Date.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================



1.      Purchase and Merger Transactions and
        Description of the Company's Business
        (Continued)

     Description of Business The Company (as defined in Note 2 below) is principally engaged, through Forexcash, in developing and marketing software for the electronic trading of foreign exchange currency via the Internet. In November, 2001, the Company established a wholly-owned subsidiary, Finotec Trading, Inc. ("Finotec Trading"), for the purpose of entering into contracts with foreign currency traders in order to trade foreign currency futures on the Internet. Finotec Trading will act as a market maker for these customers by offering non-deliverable currency future contracts. To date, the Company has not generated any revenues from the software or the foreign currency traders. The Company's operations consist of administration, obtaining financing, and developing the software. In addition, there were some activities relating to foreign currency options that were discontinued in 2000.


2.      Summary of Significant Accounting Policies

        Principles of
        Consolidation

     The consolidated financial statements include the accounts of Finotec Inc. and its wholly-owned subsidiaries, Printing, Finotec Trading, Finotec Ltd., and Finotec Ltd.'s 99.7% owned subsidiary, Forexcash (collectively referred to as the "Company", unless otherwise indicated). All material intercompany transactions and balances have been eliminated in consolidation.

     Since the liabilities of Forexcash exceed its assets, and the owner of the 0.3% minority interest has no obligation to supply additional capital, no minority interest has been recorded in the consolidated financial statements.

        Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, since inception, the Company incurred losses of $430,085, which resulted mainly from research and development and selling, general and administrative expenses. In addition, the Company still does not have revenues from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================


2.      Summary of Significant Accounting Policies
        (Continued)

        Going Concern
        (Continued)

     The Company is in the development stage and its continued existence is dependent upon its ability to generate sufficient cash flow from operations, to obtain financing arrangements or equity investments on a timely basis sufficient to satisfy current working capital needs and ultimately to attain profitability. The Company is actively pursuing additional financing and equity financing through discussions with lenders and investment bankers.

        Property and
        Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the life of the lease. Repairs and maintenance costs are expensed as incurred.

     Costs of software acquired along with payroll costs and consulting fees relating to the development of internal use software, including that used to provide internet solutions, are capitalized. Once the software is placed in service, the costs are amortized over the estimated useful life.

        Cash and Cash
        Equivalents

     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents at January 31, 2002 include approximately $222,000 on deposit in a Canadian bank in U.S. dollar denominations and approximately $98,000 in an Israeli bank in Israeli currency. The amounts deposited in Canada are not insured under the Canada Deposit Insurance Corporation Act.

        Stock-Based
        Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statements of Financial Accounting Standards Board ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Stock based awards to non-employees are accounted for under the provisions of SFAS 123.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

2.      Summary of Significant Accounting Policies
        (Continued)

        Income Taxes

     Deferred taxes are determined based on the differences between financial reporting and tax bases of assets and liabilities, and are estimated using the tax rates and laws if in effect when the differences are expected to reverse. A valuation allowance is provided based on the weight of available evidence, if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

     No United States income tax benefit has been recognized for the cumulative losses of foreign subsidiaries. Such losses amount to approximately $430,000.

        Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

        Translation of Foreign
        Currencies

     Forexcash is operated primarily in Israeli currency, which represents the functional currency of that subsidiary. Forexcash encompasses substantially all of the Company's operations. All assets and liabilities of Forexcash were translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense amounts were translated at average exchange rates during the year. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholders' equity.

        Fair Value of Financial
        Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying value of financial instruments which include cash and cash equivalents, note receivable and accrued expenses, approximate their fair values due to the short-term nature of these financial instruments.

        Earning Per Common
        Share

     Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the year ended January 31, 2002, because the effect of these securities is antidilutive.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

2.      Summary of Significant Accounting Policies
        (Continued)

        Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. As of January 31, 2002 foreign currency translation adjustments were the only items of other comprehensive income for the Company.

        Recent Accounting
        Pronouncements

     The Company adopted SAFS No. 133, Accounting for Derivative Instruments and Hedging Activities, on April 1, 2001. The adoption did not have any impact on the financial position or results of operations of the Company.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

     SFAS 141 also details criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported as assets apart from goodwill. SFAS 142 requires that goodwill and intangibles with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. Since the Company has no purchased goodwill or other intangibles, the adoption of these statements has no current effect on the Company's financial condition or results of operations.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

3.      Note Receivable

     On July 17, 2000, prior to the Merger Date with Finotec Ltd., Finotec Inc. had sold all the assets of its design and manufacture of lottery tickets business. As part of the sales price, Finotec Inc. acquired a note receivable from the buyer. The note receivable represents a contingent payment based on projected sales from the lottery ticket manufacturing business through July 17, 2005 discounted at 4.75%. The note was recorded as a capital contribution on the Merger Date. Due to the inherent uncertainties in estimating the future net sales of the debtor, it is at least reasonably possible that the estimate of the amount to be collected, and therefore, the fair value of the receivable, will change materially in the near term.


4.      Property and
        Equipment

     Property and equipment consist of the following at January 31, 2002:

                                           Estimated Useful
                                             Lives (Years)

                Computer equipment              3       $  55,015
                Purchased software              3          84,195
                Office furniture and equipment  7          10,488
                Leasehold improvements          10         20,430

                Total Property and Equipment at Cost      170,128

                Less accumulated depreciation
                             and amortization              49,218

                Property and Equipment - Net             $120,910


5.      Due to Stockholder

     The amount due to stockholder consists primarily of unpaid compensation.


6.      Stock Options

     During the year ended January 31, 2002 the Company adopted an Employee Stock Option Plan (the "Plan"). Stock options may be granted to employees including officers and directors who are also employees. The total shares of common stock for which options may be granted under the Plan is 1,000,000.

     The Board of Directors determines the period over which options become exercisable; however, options generally become exercisable over a three-year period. The exercise price of all options granted under the Plan is determined by the Board of Directors at the time of grant, however, the exercise price of incentive stock options shall be no less than 100% of the fair market value, as determined by the Board of Directors, on the grant date. The maximum term of incentive stock options granted to employees is 10 years.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

6.      Stock Options
        (Continued)

     As of January 31, 2002, the Company has 100,000 options outstanding.

     As described in Note 2, the Company accounted for the granting of stock options under the intrinsic value method (per APB 25) and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had compensation expense for options granted to employees been determined based on the fair value at the grant dates, consistent with the methodology prescribed under SFAS No. 123, there would have been no compensation cost as the estimated fair value of the options using the Black-Scholes option pricing model, resulted in a zero value.


7.      Commitments

     Forexcash leases its office space pursuant to an operating lease agreement expiring March 31, 2003. Forexcash has an option to extend the lease for an additional two year period, expiring March 31, 2005.

     Future minimum rental commitments under the operating lease for the years ending January 31, are as follows:

        2003      $12,000
        2004        2,000
                 ---------
                  $14,000


Rent expense for the year ended January 31, 2002 amounted to $10,085.


8.      Income Taxes

     Deferred income taxes at January 31, 2002 consist of the following:

        Finotec Inc. NOL carryforward at merger date    $740,000
        NOL carryforward                                 229,000
        Less valuation allowance                      (   96,000)
                                                     ------------
                Net deferred tax asset                 $       0
                                                     ============

     Realization of the future tax benefits related to the deferred tax assets is dependent on many factors including the Company's ability to generate taxable income within the net operating loss carryforward period. The Company has provided a valuation allowance for the full amount of its net deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset.

     The Company owes approximately $72,000 in state franchise tax, due to the sale of all the assets and liabilities of its fully owned subsidiary, Printing. The Company negotiated to pay the amount due in 36 monthly installments.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

9.      Contingency

     A former customer has initiated an action against the Company. The complaint filed by the former customer seeks to recover damages of approximately $27,000. In the Company's opinion this matter will not have a material adverse effect on the Company's financial position or results of operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company's change in accountants was Reported on Form 8k and is incorporated herein by reference.

PART III


Item 9.  Directors, Executive Officers, Promoters, and Control Persons;

The officers of the Company are as follows:

NAME                       POSITION(S)               TERM OF OFFICE
Didier Essemini            President, Director       1 year
Guy Senbel                 Secretary, Director       1 year
Gil Ovadia                 Director                  1 year


Didier  Essemini

     Mr. Essemini is the President and a Director for the Company. Mr. Essemini graduated from the Sorbonne University in Paris with an MBA. He worked at Bank Hapoalim in Israel from 1994 to 1998. In 1998 Mr. Essemini started a brokerage company and implemented a front end internet solution for currency trading known as "Forexcash". Today Forexcash is a fully owned subsidiary of the Company.


Guy Senbel

     Mr. Senbel is the Secretary and a Director for the Company. Mr. Senbel was President of the holding company of BS Decoration. Mr. Senbel attended University in France.


Gil Ovadia

     Mr. Ovadia is a director of the Company. Mr. Ovadia graduated with degrees in Law & Economics from Keele University (UK). Mr. Ovada has worked as a Solicitor in London for the last 12 years. Mr. Ovadia founded Silvergate Management Ltd. a property and financial services company which provides property and corporate management services.

ITEM 10. MANAGEMENT REMUNERATION

     The following table sets forth the compensation paid during the fiscal year ended January 31, 2002, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2001 and no bonuses were awarded during fiscal 2001.



                                         Annual  Compensation               Awards             Payouts
                                   ------------------------------  -------------------------  ---------
                                                           Other                                            All
                                                           Annual   Restricted    Securities               Other
                                                          compen-      Stock      Underlying     LTIP     Compen-
                                                           sation    Award(s)    Options/SAR   Payouts    sation
Name and Principal Position  Year  Salary ($)  Bonus ($)    ($)         ($)          (#)          ($)        ($)
- ----------                   ----  ----------  ---------  -------  -----------  ------------  ---------  --------
Didier Essemini
President,                   2001 $58,090          -0-         -0-      -0-             -0-      -0-         -0-
Director


Guy Senbel
Director                     2001      -0-         -0-         -0-      -0-             -0-      -0-         -0-


Gil Ovadia
Director                     2001      -0-         -0-         -0-      -0-             -0-      -0-         -0-


Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


     The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of January 31, 2002, by
(i) each Director of the Company,  (ii) each  executive  officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.


                                     Shares Beneficially Owned
                                     -------------------------
                                                   Percentage
Directors and Executive Officers      Shares Held   Owned (1)
- --------------------------------      -----------   ---------
Didier Essemini                          3,057,500      8.73%

Guy Senbel                               2,302,650      6.58%

Gil Ovadia                            option to purchase 100,000 shares



Directors and Officers as a Group        5,401,510      31.85%

(1) Percentage of ownership is based on 34,985,241 shares of Common Stock issued and outstanding as of January 31, 2002.



Gan Paradis Ltd. owns 6,115,000 unregistered Shares or 17.4% of the Company.

Registered Office
Kings Court
PO Box N-3944
Bay Street
Nassau, Bahamas

Director
Allistair Matthew Cunningham



Bee Byte Ltd.owns 5,482,500 unregistered shares or 15.6% of the Company.

Registered Office
Kings Court
PO Box N-3944
Bay Street
Nassau, Bahamas

Director
Jesse Grant Hester



 Mr. Patrick Chemoul owns 2,687,500 unregistered shares or 7.68% of the Company.

Address

80 rue de Rivoli
75004 Paris
France


Pras Holding Ltd. owns 3,356,151 Registered shares or 9.59% of the Company

5th Floor Steam Paket House
70 Cross Street
Manchester
England M2 4JU



Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

     On August 9, 2001 (the "Merger Date") Finotec Group, Inc., formerly Online International Corporation ("Finotec Group"), a Nevada corporation without significant operations, acquired all of the outstanding shares of Finotec Ltd. ("Finotec Ltd.") (formerly Priory Marketing Ltd.), an Isle of Man company. The transaction was effected by the issuing of 21,500,000 shares of Finotec Group common stock to the stockholders of Finotec Ltd. This resulted in the former Finotec Ltd. stockholders owning approximately 61.5% of the outstanding shares of Finotec Group. For financial reporting purposes, the transaction was recorded as a recapitalization of Finotec Ltd., with Finotec Ltd. receiving the $1,342,944 net assets (assets of $1,426,984, less liabilities of $84,045) of Finotec Group as a capital contribution. Finotec Ltd. is the continuing surviving entity for accounting purposes, but is adopting the capital structure of Finotec Group, which is the continuing parent entity for legal purposes. All references to common stock have been restated to reflect the equivalent number of Finotec Group shares.

     Finotec Ltd. was formed in December 2000 and it acquired 99.7% of the outstanding stock of Forexcash Global Trading Ltd. ("Forexcash"), an Israeli corporation, which had been incorporated on June 23, 1998. This transaction is treated as a recapitalization of Forexcash with Forexcash as the continuing accounting entity and Finotec as the continuing parent for legal purposes.


     There have been no other material transactions, series of similar transactions, or currently proposed transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

CERTAIN  BUSINESS  RELATIONSHIPS

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest other than the one listed in Transactions with Management and Others section, above.


Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) All required exhibits are incorporated herein by reference from the Company's Form 10-SB and Amendments thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:   10-20-02                          By: /s/ Didier Essemini
                                            Didier Essemini
                                            President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature               Title                                 Date

/s/Didier Essemini
Didier Essemini         President and a Director     October 20, 2002

/s/Guy Senbel
Guy Senbel              Secretary and a Director     October 20, 2002

/s/Gil Ovadia
Gil Ovadia              Director                     October 20, 2002

Exhibit 99.17

                           Finotec Group, Inc.


                         OFFICERS STATEMENT PURSUANT TO
                   REQUIREMENTS OF SARBANES-OXLEY ACT OF 2002

     Each  of the  undersigned,  the  Chief  Executive  Officer  and  the  Chief
Financial  Officer,   respectively,   of  Finotec Group,   Inc.  (the
'Company'), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, hereby certifies as follows:

     To my knowledge: (1) the periodic report of the Company accompanying this statement fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m or 78o(d); and (2) the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  October 21, 2002             /s/ Didier Essemini
                                   ----------------------------------
                                   Didier Essemini,  Chief Executive Officer


Date:  October 21, 2002             /s/ Didier Essemini
                                   ----------------------------------
                                   Didier Essemini,  Chief Financial Officer