Form 10QSB
period 2002-04-30
FINOTEC GROUP INC
filed 2003-03-17
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934 for the quarter
                          ended April 30, 2002


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

                    FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                          ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                     April 30, 2002  and January 31, 2002................ 6

                  Consolidated Statements of Operations
                     Three months ended April 30, 2002 and 2001 ......... 7

                  Consolidated Statements of Cash Flows
                     Three months ended April 30, 2002 and 2001 ......... 8

                  Notes to Consolidated Financial Statements............. 9

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.. ................. 12

Item 3.           Quantitative and Qualitative Disclosures
                  about Market Risk...................................... 13



PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.......... ... 16

Item 4.           Submission of Matters to a Vote of Security Holders.... 16

Item 6.           Exhibits and Reports on Form 8-K....................... 16

Signature         ....................................................... 17
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .18



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED
                                 APRIL 30, 2002

FINOTEC GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS





Consolidated Financial Statements:

       Balance Sheets - April 30, 2002 (Unaudited) and January 31, 2002                                            1


       Statements of Operations - Three Months Ended April 30, 2002 and 2001 (Unaudited)                           2


       Statements of Cash Flows - Three Months Ended April 30, 2002 and 2001 (Unaudited)                           3


       Notes to Consolidated Financial Statements (Unaudited)                                                   4 - 6

FINOTEC GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS



                                                                    April 30, 2002
                                                                      (Unaudited)            January 31, 2002
  -------------------------------------------------------------------------------------------------------------------


  A S S E T S
  Current Assets
     Cash and cash equivalents                                         $   493,421              $   466,550
     Prepaid and other current assets                                       38,727                   30,585
  -------------------------------------------------------------------------------------------------------------------

                  Total Current Assets                                     532,148                  497,135

     Property and equipment, net                                           105,668                  120,910
     Note receivable                                                       643,056                  700,754
  -------------------------------------------------------------------------------------------------------------------


                  Total Assets                                          $1,280,872               $1,318,799
  ===================================================================================================================


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Accrued expenses                                                 $     65,630             $     54,107
     Income taxes payable                                                   65,385                   71,923
     Due to stockholder                                                      2,497                    4,673
     Customers' deposits                                                   113,538
     Other current liabilities                                              19,585                   20,587
  -------------------------------------------------------------------------------------------------------------------

                  Total Liabilities, All Current                           266,635                  151,290
  -------------------------------------------------------------------------------------------------------------------


  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
       authorized, 34,985,241 shares issued and outstanding                 34,985                   34,985
    Additional paid-in-capital                                           1,545,378                1,545,378
    Deficit accumulated during the development stage                 (     599,900)           (     430,085)
    Accumulated other comprehensive income                                  33,774                   17,231
  -------------------------------------------------------------------------------------------------------------------

                  Total Stockholders' Equity                             1,014,237                1,167,509
  -------------------------------------------------------------------------------------------------------------------


                  Total Liabilities and Stockholders' Equity            $1,280,872               $1,318,799
  ===================================================================================================================


                                                                                                                   1

See accompanying notes to consolidated financial statements.

FINOTEC GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Three Months Ended                 June 23, 1998
                                                                   April 30,                 (Date of Incorporation)
                                                            2002              2001           to April 30, 2002
    -----------------------------------------------------------------------------------------------------------------

   Revenues
     Revenue from foreign currency option
       operations                                        $  27,384                                $   30,479
     Consulting                                                                                       26,799
    -----------------------------------------------------------------------------------------------------------------

              Total Revenues                                27,384                                    57,278
    -----------------------------------------------------------------------------------------------------------------


   Operating Expenses
     Cost of revenues                                       39,717                                    39,717
     Selling, general and administrative                   109,511           $29,180                 382,760
     Research and development                               22,964            13,804                 267,941
    -----------------------------------------------------------------------------------------------------------------

              Total Operating Expenses                     172,192            42,984                 690,418
    -----------------------------------------------------------------------------------------------------------------


              Operating Loss                            (  144,808)        (  42,984)             (  633,140)

   Other Income (Expense)
     Interest (expense) income                         (    25,007)              270                  69,905
    -----------------------------------------------------------------------------------------------------------------

              Loss Before Income Taxes                  (  169,815)        (  42,714)             (  563,235)

     Income tax expense                                                                          (    36,665)
    -----------------------------------------------------------------------------------------------------------------

              Net Loss                                   ($169,815)         ($42,714)              ($599,900)
  ===================================================================================================================


     Weighted average number of
       common shares outstanding                        34,985,241            2,000
  ===================================================================================================================


     Basic and diluted loss per common share                  *             ($21.36)
  ===================================================================================================================
    * Less than $.01 per share.
                                                                                                                   2

    See accompanying notes to consolidated financial statements.

FINOTEC GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended                 June 23, 1998
                                                                   April 30,                 (Date of Incorporation)
                                                            2002              2001           to April 30, 2002
---------------------------------------------------------------------------------------------------------------------------


Cash Flows from Operating Activities
    Net loss                                             ($169,815)       ($  42,714)              ($599,900)

Adjustment to Reconcile Net Loss to
   Net Cash Used in Operating Activities
      Depreciation                                          11,908             9,968                  57,845

Changes in Operating Assets and Liabilities
    Increase in prepaid and other current assets      (      8,142)     (      3,009)             (   24,427)
    Increase in accrued expenses                            11,523             3,360                  23,483
    (Decrease) increase in income taxes payable       (      6,538)                                   65,385
    Increase in customers' deposits                        113,538                                   113,538
    Decrease in other current liabilities             (      1,002)                               (   22,541)
    (Decrease) increase in due to stockholder         (      2,176)     (      2,709)                  2,497
---------------------------------------------------------------------------------------------------------------------------


         Net Cash Used in Operating
           Activities                                  (    50,704)      (    35,104)             (  384,120)
---------------------------------------------------------------------------------------------------------------------------




Cash Flows from Investing Activities
    Collection of note receivable                           57,698                                    67,053
    Acquisition of property and equipment              (     3,503)                               (  163,513)
    Cash acquired in connection with
      acquisition of subsidiaries                                                                    680,227
---------------------------------------------------------------------------------------------------------------------------


           Net Cash Provided by
             Investing Activities                           54,195                                   583,767
---------------------------------------------------------------------------------------------------------------------------


Cash Flows from Financing Activities
    Proceeds of related party loans                                                                  159,384
    Repayment of related party loans                                     (     2,402)             (  159,384)
    Proceeds from stock issuance                                             180,000                 260,000
---------------------------------------------------------------------------------------------------------------------------

           Net Cash Provided by
             Financing Activities                                            177,598                 260,000
---------------------------------------------------------------------------------------------------------------------------


Effect of Foreign Currency Translation                      23,380       (     2,255)                 33,774
---------------------------------------------------------------------------------------------------------------------------


           Net Increase (Decrease) in
             Cash and Cash Equivalents                      26,871           140,239                 493,421

Cash and Cash Equivalents - Beginning                      466,550            23,405
---------------------------------------------------------------------------------------------------------------------------


           Cash and Cash Equivalents
             - Ending                                     $493,421          $163,644                $493,421
===========================================================================================================================

Supplemental Disclosure of
  Cash Flow Information
    Cash paid during the period for income taxes            $6,539                                    $6,539
===========================================================================================================================

See accompanying notes to consolidated financial statements.

                                                                                                                          3

FINOTEC GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies

     Interim Financial
     Information

     The accompanying unaudited consolidated financial statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at April 30, 2002, and the results of their operations and their cash flows for the three months ended April 30, 2002 and April 30, 2001, and for the period from June 23, 1998 (date of incorporation) to April 30, 2002. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

     Principles of
     Consolidation

     The consolidated financial statements include the accounts of Finotec Inc. and its wholly-owned subsidiaries, Finotec Trading, Finotec Ltd., and Finotec Ltd.'s 99.7% owned subsidiary, Forexcash (collectively referred to as the "Company", unless otherwise indicated). All material intercompany transactions and balances have been eliminated in consolidation.

     Since the liabilities of Forexcash exceed its assets, and the owner of the 0.3% minority interest has no obligation to supply additional capital, no minority interest has been recorded in the consolidated financial statements.

     Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, since inception, the Company incurred losses of $599,900, which resulted mainly from research and development and selling, general and administrative expenses. In addition, to date, the Company's revenues from operations have been minimal. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FINOTEC GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies
     (Continued)

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

     Earning Per Common
     Share

     Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income
     (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three months ended April 30, 2002 and 2001, because the effect of these securities is antidilutive.

     Recent Accounting
     Pronouncements

     In April, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections as of April, 2000. SFAS No. 145 revises the criteria for classifying the extinguishments of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145, will become effective on July 1, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's consolidated financial statements.

FINOTEC GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------


2.   Property and
     Equipment

     Property and equipment consist of the following:

                           Estimated Useful    April 30, 2002       January 31,
                             Lives (Years)       (Unaudited)          2002
Computer equipment                 3              $  54,162        $  55,015
Purchased software                 3                 79,189           84,195
Office furniture and
  equipment                        7                 10,947           10,488
Leasehold improvements            10                 19,215           20,430
--------------------------------------------------------------------------------


    Total Property and
      Equipment at Cost                             163,513          170,128
Less accumulated depreciation
  and amortization                                   57,845           49,218
--------------------------------------------------------------------------------


    Property and Equipment - Net                   $105,668         $120,910


3.   Comprehensive
     Income (Loss)

     The Company's comprehensive income (loss) is comprised of net loss and foreign currency translation adjustments. Comprehensive loss for the three months ended April 30, 2002 and 2001, and for the period from June 23, 1998 (date of incorporation) to April 30, 2002, was as follows:


                          Three Months Ended                 June 23, 1998
                               April 30,                 (Date of Incorporation)
                        2002              2001           to April 30, 2002
Comprehensive
  income (loss)
  Net loss           ($169,815)         ($42,714)             ($599,900)
  Foreign
   currency
    translation         16,543        (      409)                33,774
Comprehensive
  Loss               ($153,272)         ($43,123)             ($566,126)


4.   Contingency

     During the second quarter of 2002, the Company discovered that a customer of the Company had successfully circumvented the Company's foreign currency option trading software for his own benefit, resulting in a loss to the Company of approximately $111,000. The Company believes it has made the necessary adjustments to its system in order to preclude a reoccurrence of such event.

     The same customer has initiated an action against the Company, seeking to recover damages of approximately $27,000. In the Company's opinion this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of Finotec Group and its subsidiaries contained herein. The results of operations for an interim period are not necessarily indicative of results for the year, or for any subsequent period.

RESULTS OF OPERATIONS


THREE MONTHS ENDED April 30, 2002 AND 2001

OVERALL

     Total revenues were $27,384 for the three months ended April 30, 2002, as compared to no revenues for the three months ended April 30, 2001, an increase of $27,384, due primarily to the launching of Forexcash and the earning of brokerage revenues.

     Loss from operations was $169,815 for the three months ended April 30, 2002, as compared to a loss from operations of $42,714 for the three months ended April 30, 2001, an increase of $127,091. This increase related primarily to the development and launching of our flagship product, Forexcash, and higher general and administrative expenses. This increase was partially offset by revenues associated with the launching of Forexcash.


REVENUES

     REVENUES FROM FOREIGN CURRENCY OPTION OPERATIONS. Revenues from foreign currency option operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions For the three months ended April 30, 2002, revenues from foreign currency option operations were $27,384, as compared to no revenues for the three months ended April 30, 2001. This increase of $27,384, is due primarily to the launch of Forexcash and the start of trading by brokerage clients who use the Forexcash online trading platform since its inception in February 2002. During the three months ended April 30, 2002, 100% of total revenues were generated from clients using the Forexcash online trading platform.



OPERATING EXPENSES



     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Technology development expenses for the three months ended April 30, 2002 were $22,964, as compared to $13,804 for the three months ended April 30, 2001, an increase of $9,160.


     SELLING, GENERAL AND ADMINISTRATIVE. Selling, General and administrative expenses consist primarily of costs for administrative personnel such as executive, human resources, finance, professional fees; telecommunications; rent; insurance; and other facility expenses. Included in general and administrative costs are personnel costs for sales, customer support centers, marketing and order desk, marketing programs, including advertising, brochures, direct mail programs and account opening kits; data and information tools used by sales and brokerage personnel; and Web site maintenance and administration costs. General and administrative expenses were approximately $109,511 for the three months ended April 30, 2002, as compared to $29,180 for the three months ended April 30, 2001. This increase was due primarily to the starting of operations of Forexcash, the Company's online trading platform



LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its cash balance by $26,871 from a cash balance at January 31, 2002 of $466,550 to $493,421 at April 30, 2002. This increase came primarily from an increase in the collection of a note receivable in this quarter, an increase in customer deposits and an increase in cash provided by investment activities.

     The Company owes approximately $65,000 in state franchise taxes, as compared to $72,000 at January 31, 2002. The Company is paying the amount due in 36 monthly istallments.


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


     CUSTOMER CLAIM. In the second quarter of 2002, a client made a claim of $27,000 with the Company relating to a trading error made with respect to the client's account. The Company believes this claim will not adversely affect the Company.

     We have no off balance sheet assets or liabilities.



     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the first quarter of 2003.





ISSUES, UNCERTAINTIES AND RISK FACTORS

     The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in this report should be read and evaluated together with the issues, uncertainties and risk factors relating to our business described below. While we have been and continue to be confident in our business and business prospects, we believe it is very important that anyone who reads this report consider the issues, uncertainties and risk factors described below, which include business risks relevant both to our industry and to us in particular. These issues, uncertainties and risk factors are not intended to be exclusive. This report also contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "plans," "estimates," "expects," "intends," "designed," "anticipates," "may," "will," "should," "could," "become," "upcoming," "potential," "pending," and similar expressions, if and to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks and uncertainties generally, include, but are not limited to, the items described below, as well as in other sections of this report and in our other public filings and our press releases.


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



     CONDITIONS IN THE SECURITIES AND FINANCIAL MARKETS MAY AFFECT OUR RATES OF CUSTOMER ACQUISITION, RETENTION AND TRADING ACTIVITY

     Our products and services are, and will continue to be, for customers who trade actively in the securities and financial markets. There has been for the past 2 1/2 years, and continues to be, unfavorable conditions in the securities and financial markets. To the extent that interest in active trading has decreased or in the future decreases due to low trading volumes, lack of volatility, or significant downward movement in the securities or financial markets, such as has recently occurred, or future tax law changes, recessions, depressions, wars, terrorism (including "cyberterrorism"), or otherwise, our business, financial condition, results of operations and prospects could be materially adversely affected. Also, unfavorable market conditions may result in more losses for our clients, which could result in increases in quantity and size of errors or omissions claims that may be made against us by frustrated clients. We do not currently carry any errors or omissions insurance that might cover, in part, some of those kinds of potential claims.

Instability in the middle east region may adversely affect our business.

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




     OUR INDUSTRY IS INTENSELY COMPETITIVE, WHICH MAKES IT DIFFICULT TO ATTRACT AND RETAIN CUSTOMERS

     The markets for online brokerage services, client software and Internet-based trading tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services occurring in the industry. We believe that competition from large online brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market, which is generally thought to be comprised of less than 10% of all online brokerage accounts. We believe our ability to compete will depend upon many factors both within and outside our control. These include: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; the development and support of efficient, materially error-free Internet-based systems; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts.





     WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR PRESERVE OUR RIGHTS IN INTELLECTUAL PROPERTY

     Our success is and will continue to be heavily dependent on proprietary technology, including existing trading-tool, Internet, Web-site and order-execution technology, and those types of technology currently in development. We view our technology as proprietary, and rely, and will be relying, on a combination of trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our proprietary rights. Policing unauthorized use of our products and services is difficult, however, and we may be unable to prevent, or unsuccessful in attempts to prevent, theft, copying or other unauthorized use or exploitation of our product and service technologies. There can be no assurance that the steps taken by us to protect (or defend) our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies or products and services.

     THE NATURE OF OUR BUSINESS RESULTS IN POTENTIAL LIABILITY TO CUSTOMERS

     Many aspects of the securities brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. In particular, our proprietary order routing technology is designed to automatically locate, with immediacy, the best available price in completing execution of a trade triggered by programmed market entry and exit rules. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services themselves, as a result of flaws or other imperfections in their designs or performance, may operate too slowly, fail or cause confusion or uncertainty to the user. Major failures of this kind may affect all customers who are online simultaneously. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects.




     WE DO NOT HAVE A LONG OPERATING HISTORY AS AN ONLINE BROKERAGE FIRM.

     We launched the Forexcash direct access online trading platform during the 2002 first quarter. Prior to that, our operations consisted mainly of developing the software and technology. Accordingly, the online brokerage business, as currently conducted, has a very short operating history. This lack of operating history, and our lack of historical profitable results, should be taken into account when evaluating our financial condition and results of operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A customer has initiated an action against the Company, seeking to recover damages of approximately $27,000. In the Company's opinion this matter will not have a material adverse effect on the Company's financial position or results of operations


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(C)  SALES OF UNREGISTERED SECURITIES

     During the three months ended April 30, 2002, we issued to one nonemployee director an option to purchase an aggregate of 100,000 shares of common stock. Such options vest over a ten period and are exercisable at a price of $1.00 per share. All of the options expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the first quarter of 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (A) The only matter voted upon during the quarter ended April 30, 2002 was a proposal to ratify the decision of the Board of Directors to change the name of the Company from Online International Corporation to Finotec Group, Inc. This proposal was approved, receiving the votes of the majority of the outstanding shares of common stock.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     99.1 Certification of Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. ss.1350.


(B)  REPORTS ON FORM 8-K

     During this quarter, we filed a Current Report on Form 8-K for an event that occurred on February 14, 2002, reporting that our Board of Directors approved a name change changing the name of the Company from Online International Corporation to Finotec Group, Inc.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Finotec Group, Inc.
                               Registrant


March 6, 2002              /s/ Didier Essemini
-------------              --------------------------------------------
Date                           Didier Essemini
                               Chief Executive Officer








                                  EXHIBIT INDEX

Exhibit No.                Exhibit
-----------                -------

99.5 Certification of Chief Executive Officer and Chief Financial Officer Under 18 U.S.C.ss.1350.

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



Date: March 6, 2002                /s/ Didier Essemini
                                   ----------------------------------
                                   Didier Essemini,  Chief Executive Officer


Date: March 6, 2002                /s/ Didier Essemini
                                   ----------------------------------
                                   Didier Essemini,  Chief Financial Officer