Form 10QSB
period 2002-07-31
FINOTEC GROUP INC
filed 2003-07-28
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarter ended July 31, 2002


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

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                        July 31, 2002  and January 31, 2002                   3

                  Consolidated Statements of Operations
                        Three months and six months ended
                        July 31, 2002 and 2001 and June 23,
                        1998 (Date of Incorporation) to July 31, 2002         4

                  Consolidated Statements of Cash Flows
                        Six months ended July 31, 2002 and 2001
                        and June 23,1998 (Date of Incorporation) to
                        July 31, 2002                                         5

                  Notes to Consolidated Financial Statements                  6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations




PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities and Use of Proceeds

Item 3.           Submission of Matters to a Vote of Security Holders

Item 4.           Exhibits and Reports on Form 8-K

Signatures

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                              FOR THE THREE AND SIX
                           MONTHS ENDED JULY 31, 2002

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

Consolidated Financial Statements:

Balance Sheets - July 31, 2002 (Unaudited) and January 31, 2002          1


Statements of Operations - Three Months and Six Months Ended
    July 31, 2002 and 2001 (Unaudited) and June 23, 1998 (Date of Incorporation)
    to July 31, 2002                                                     2


Statements of Cash Flows - Six Months Ended July 31, 2002 and 2001 (Unaudited)
    and June 23, 1998 (Date of Incorporation) to July 31, 2002           3


Notes to Consolidated Financial Statements (Unaudited)                   4 - 7


                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                     July 31, 2002
                                                                      (Unaudited)            January 31, 2002
                                                                     ---------------         ------------------

  A S S E T S

  Current Assets
     Cash and cash equivalents                                         $   331,765              $   466,550
     Prepaid and other current assets                                       34,693                   30,585
                                                                     ---------------         ------------------

                  Total Current Assets                                     366,458                  497,135

     Property and equipment, net                                           100,914                  120,910
     Note receivable                                                       567,833                  700,754
                                                                     ---------------         ------------------


                  Total Assets                                          $1,035,205               $1,318,799
                                                                     ---------------         ------------------



  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Accrued expenses                                                 $     85,212             $     54,107
     Income taxes payable                                                   58,846                   71,923
     Due to stockholder                                                      2,940                    4,673
     Customers' deposits                                                   141,470
     Other current liabilities                                              12,890                   20,587
                                                                     ---------------         ------------------

                  Total Liabilities, All Current                           301,358                  151,290
                                                                     ---------------         ------------------


  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
       authorized, 34,985,241 shares issued and outstanding                 34,985                   34,985
    Additional paid-in-capital                                           1,545,378                1,545,378
    Deficit accumulated during the development stage                 (     862,367)           (     430,085)
    Accumulated other comprehensive income                                  15,851                   17,231
                                                                     ---------------         ------------------

                  Total Stockholders' Equity                               733,847                1,167,509
                                                                     ---------------         ------------------


                  Total Liabilities and Stockholders' Equity            $1,035,205               $1,318,799


          See accompanying notes to consolidated financial statements.





                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Three Months Ended                Six Months Ended             June 23, 1998
                                                          July 31,                         July 31,          (Date of Incorporation)
                                                   2002              2001           2002             2001         to July 31, 2002
                                               ------------       ------------  ------------       ---------     ------------------

   Revenues
     Net gains from foreign currency
       future operations                        $  71,821                        $  59,488                           $  62,583
     Consulting                                                                                                         26,799
                                               ------------       ------------  ------------       ---------     ------------------

              Total Revenues                       71,821                           59,488                              89,382
                                               ------------       ------------  ------------       ---------     ------------------


   Operating Expenses
     Selling, general and administrative          225,487           $36,536        334,998         $  65,716           608,247
     Research and development                      22,694            23,490         45,658            37,294           290,635
                                               ------------       ------------  ------------       ---------     ------------------

              Total Operating Expenses            248,181            60,026        380,656           103,010           898,882
                                               ------------       ------------  ------------       ---------     ------------------

              Operating Loss                   (  176,360)        (  60,026)    (  321,168)       (  103,010)    (     809,500)

   Other Income (Expense)
     Interest income (expense)                     24,974        (    1,353)    (       33)     (      1,083)           94,879
     Other expense                             (  111,081)                      (  111,081)                      (     111,081)
                                               ------------       ------------  ------------       ---------     ------------------

              Loss Before Income Taxes         (  262,467)        (  61,379)    (  432,282)       (  104,093)    (     825,702)

     Income tax expense                                                                                         (       36,665)
                                               ------------       ------------  ------------       ---------     ------------------

              Net Loss                          ($262,467)         ($61,379)     ($432,282)        ($104,093)     ($   862,367)


     Weighted average number of
       common shares outstanding               34,985,241            2,000      34,985,241             2,000


     Basic and diluted loss per common share       ($0.01)         ($30.69)         ($0.01)           ($52.05)


          See accompanying notes to consolidated financial statements.


                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Six Months Ended                  June 23, 1998
                                                                   July 31,                  (Date of Incorporation)
                                                            2002              2001           to July 31, 2002
                                                        ------------      ------------      -------------------------

Cash Flows from Operating Activities
   Net loss                                             ($432,282)        ($104,093)              ($862,367)

Adjustment to Reconcile Net Loss to
   Net Cash Used in Operating Activities
      Depreciation                                          23,904            20,178                  72,674

Changes in Operating Assets and Liabilities
    Increase in prepaid and other current assets      (      4,108)      (    22,013)             (   20,393)
    Increase in accrued expenses                            31,105                                    43,065
    (Decrease) increase in income taxes payable        (    13,077)                                   58,846
    Increase in customers' deposits                        141,470                                   141,470
    (Decrease) increase in other current liabilities  (      7,697)            3,908              (   29,236)
    (Decrease) increase in due to stockholder         (      1,733)     (      2,353)                  2,940
                                                        ------------      ------------      -------------------------


         Net Cash Used in Operating
           Activities                                   (  262,418)       (  104,373)             (  593,001)
                                                        ------------      ------------      -------------------------

Cash Flows from Investing Activities
    Collection of note receivable                          132,921                                   142,276
    Acquisition of property and equipment              (     6,616)     (      2,618)             (  173,588)
    Cash acquired in connection with
      acquisition of subsidiaries                                                                    680,227
                                                        ------------      ------------      -------------------------

           Net Cash Provided by (Used in)
             Investing Activities                          126,305      (      2,618)                648,915
                                                        ------------      ------------      -------------------------

Cash Flows from Financing Activities
    Proceeds of related party loans                                          250,000                 159,384
    Repayment of related party loans                                      (  157,825)             (  159,384)
    Proceeds from stock issuance                                             180,000                 260,000
                                                        ------------      ------------      -------------------------

           Net Cash Provided by
             Financing Activities                                            272,175                 260,000
                                                        ------------      ------------      -------------------------


Effect of Foreign Currency Translation                       1,328       (    33,618)                 15,851
                                                        ------------      ------------      -------------------------


           Net (Decrease) Increase  in
             Cash and Cash Equivalents                  (  134,785)          131,566                 331,765

Cash and Cash Equivalents - Beginning                      466,550            23,405
                                                        ------------      ------------      -------------------------


           Cash and Cash Equivalents
             - Ending                                     $331,765          $154,971                $331,765
                                                        ------------      ------------      -------------------------


Supplemental Disclosure of
  Cash Flow Information
    Cash paid during the period for income taxes           $13,078                                   $13,078
                                                        ------------      ------------      -------------------------

          See accompanying notes to consolidated financial statements.



                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies

     Interim Financial
     Information

     The accompanying unaudited consolidated financial statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 31, 2002, and the results of their operations and their cash flows for the three and six months ended July 31, 2002 and July 31, 2001, and for the period from June 23, 1998 (date of incorporation) to July 31, 2002. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

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

     Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, since inception, the Company incurred losses of $862,367, which resulted mainly from research and development and selling, general and administrative expenses. In addition, to date, the Company's revenues from operations have been minimal. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Earning Per Common
     Share

     Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income
     (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not considered for the three and six month periods ended July 31, 2002 and 2001, because the effect of these securities is antidilutive.

     Recent Accounting
     Pronouncements

     In June, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Board ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------------------


2.   Property and
     Equipment

Property and equipment consist of the following:

                           Estimated Useful     July 31, 2002      January 31,
                             Lives (Years)       (Unaudited)       2002
Computer equipment                 3              $  59,412     $  55,015
Purchased software                 3                 82,633        84,195
Office furniture and
  equipment                        7                 11,492        10,488
Leasehold improvements            10                 20,051        20,430
-----------------------------------------------------------------------------


    Total Property and
      Equipment at Cost                             173,588       170,128
Less accumulated depreciation
  and amortization                                   72,674        49,218
-----------------------------------------------------------------------------


    Property and Equipment - Net                   $100,914      $120,910



3.   Comprehensive
     Loss

     The Company's comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss for the three and six month periods ended July 31, 2002 and 2001, and for the period from June 23, 1998 (date of incorporation) to July 31, 2002, was as follows:

                       Three Months Ended     Six Months Ended    June 23, 1998
                            July 31,               July 31,       (Date of Inc.)
                       2002         2001      2002        2001  to July 31, 2002
 Comprehensive
   loss
    Net loss         ($262,467)   ($61,379)  ($432,282) ($104,093)   ($862,367)
    Foreign currency
        translation   (17,923)         233      (1,380)      (176)      15,851
 Comprehensive Loss  ($280,390)   ($61,146)  ($433,662) ($104,269)   ($846,516)



4.    Stock Options

     In June, 2002, the Company granted options to an employee and director of the Company to purchase 200,000 shares of common stock. The Company has reserved 1,000,000 shares of common stock for issuance under the Employee Stock Purchase Plan (the "Plan").

     In accordance with the Plan the options shall be exercisable over a period not to exceed ten years from the grant date. The options vest in accordance with the terms of the agreements entered into by the Company and the grantee of the options and range over a period of three years.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------

4.   Stock Options (Continued)

     The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, for stock options issued to its employees. In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, the Company has not recognized compensation expense for options granted under the Plan as the exercise price of all options granted were higher than the fair market value of the common stock at the grant date. The Company's net loss wouldn't have changed had compensation expense for options granted to employees been determined based on the fair value at the grant dates, consistent with the methodology prescribed under SFAS No. 123.

5.   Contingency

     During the six months ended July 31, 2002, a customer of the Company successfully circumvented the Company's foreign currency option trading software for his own benefit, resulting in a loss to the Company of approximately $111,000. The Company believes it has made the necessary adjustments to its system in order to preclude a reoccurrence of such event.

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

RESULTS OF OPERATIONS


THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2002 AND 2001



REVENUES

     NET GAINS FROM FOREIGN CURRENCY FUTURE OPERATIONS.

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. For the three months ended July 31, 2002, net gains from foreign currency option operations were $71,821 as compared to no revenues for the three months ended July 31, 2001. This increase of $71,821 is due primarily to the launch of Forexcash and the start of trading by brokerage clients who use the Forexcash online trading platform since its inception in February 2002. During the three months ended July 31, 2002, 100% of total net gains were generated from clients using the Forexcash online trading platform. For the six months ended July 31, 2002, revenues from foreign currency future operations were $59,488 compared to no revenue for the same period last year. The increase of $59,488 is due to the Company beginning the operation of Forexcash during February 2002.




OPERATING EXPENSES



     RESEARCH AND DEVELOPMENT.

     Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended July 31, 2002 were $22,694, as compared to $23,490 for the three months ended July 31, 2001, a decrease of $796.

     Research and development expenses for the six month period ended July 31, 2002 was $45,658 compared to $37,294 for the six month period last year. This increase of $8,364 was due primarily to the continuing research and development conducted by the Company.

     SELLING, GENERAL AND ADMINISTRATIVE.

     Selling, general and administrative expenses were $225,487 for the three months ended July 31, 2002, as compared to $36,536 for the three months ended July 31, 2001. This increase was due primarily to the starting of operations of Forexcash, the Company's online trading platform.

     Selling, general and administrative expenses for the six month period ended July 31, 2002 was $334,998 compared to $65,716 for the six month period last year. This increase of $269,282 was also due primarily to the starting of operations of Forexcash, the Company's online trading platform, and the increase in administrative and professional costs accompanying the operation of business.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $134,785 to $331,765 at July 31, 2002, from $466,550 at January 31, 2002. The decrease is primarily attributable to $262,418 of cash used in operating activities, partly offset by $126,305 provided by investing activities.

     Net cash used in operating activities amounted to $262,418 for the six months ended July 31, 2002, compared to $104,373 for the six months ended July 31, 2001. The cash used in operating activities for the six months ended July 31, 2002, primarily resulted from the net loss of $432,282 offset by an increase in customer deposits of $141,470, while cash used during the six months ended July 31, 2002, primarily resulted from the net loss of $104,093.

     Net cash provided by investing activities for the six months ended July 31, 2002, was $126,305 as compared to net cash used in investing activities of $2,618 for the six months ended July 31, 2001. The change was primarily attributable to an increase in the collection of the note receivable, during the six months ended July 31, 2002.

     The Company had no cash flows from financing activities during the six months ended July 31, 2002, compared to net cash provided by financing activities of $272,175 for the six months ended July 31, 2001. The cash provided during the six months ended July 31, 2001, resulted from the proceeds of related party loans of $250,000 and stock issuance of $180,000, partially offset by the repayment of related party loans of $157, 825.

     As of July 31, 2002, the Company owes approximately $59,000 in state franchise taxes, as compared to $72,000 at January 31, 2002. The Company is paying the amount due in 36 monthly installments.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. Assuming Printing Associates pays its obligations to the Company in a timely fashion, the Company has sufficient funds to satisfy their cash requirements until July 2003 assuming the monthly expenses of the Company at $67,000. Of our $67,000 monthly expense, we foresee $17,000 covering the management and administration of the Company with $50,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds at that time through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.


CUSTOMER CLAIM.

     In the six months ending July 31, 2002, a customer has initiated an action against the Company, seeking to recover damages of approximately $27,000. The Company believes this claim will not have a material adverse effect on the Company

     We have no off balance sheet assets or liabilities.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the second quarter of 2003.


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



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A)  SALES OF UNREGISTERED SECURITIES

     During the three months ended July 31, 2002, we issued to a director and employee an option to purchase an aggregate of 200,000 shares of common stock. Such options vest over a ten year period and are exercisable at a price of $1.00 per share. All of the options expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     All the foregoing options were issued by us in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. Other than as described above, we did not issue or sell any unregistered securities during the first quarter of 2002.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters voted on by the security holders of the Company during this quarter.


ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     99.1 Certification of Chief Executive Officer and Chief Financial Officer Under 18 U.S.C. ss.1350.

     (B) The Company filed a Form 8-K with the SEC on August 22, 2002, reporting that it changed its principal public accountants from Marks, Paneth & Shron, LLP to Hoberman, Miller, Goldstein & Lesser, P.C., C.P.A.






                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Finotec Group, Inc.
                               Registrant


July 28, 2003                    /s/ Didier Essemini
- -----------------              --------------------------------------------
Date                             Didier Essemini
                                 Chief Executive Officer













                                  EXHIBIT INDEX

Exhibit No.                       Exhibit
- -----------                      -------

99.5 Certification of Chief Executive Officer and Chief Financial Officer
                                  Under 18 U.S.C.ss.1350.

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

     I, Didier Essemini, the Chief Executive Officer of Finotec Group, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Finotec Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud,  whether or not material,  that involves management
               or  other   employees  who  have  a   significant   role  in  the
               registrant's internal controls; and

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 28, 2003                 /s/ Didier Essemini
                                     -----------------------------------------
                                     Didier Essemini
                                     Chief Executive Officer









                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

     I, Didier Essemini, the Principal Financial Officer of Finotec Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Finotec Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003                   /s/ Didier Essemini
                                     -----------------------------------------
                                     Didier Essemini
                                     Principal Financial Officer