Form 10QSB
period 2002-10-31
FINOTEC GROUP INC
filed 2003-07-28
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarter ended October 31, 2002


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

                    FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                      Page
                                                                      ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                     October 31, 2002  and January 31, 2002             3

                  Consolidated Statements of Operations
                     Three months and nine months ended October 31,
                     2002 and 2001 and June 23,1998 (Date of
                           Incorporation) to October 31, 2002           4

                  Consolidated Statements of Cash Flows
                     Nine months ended October 31, 2002 and 2001 and
                     June 23,1998 (Date of Incorporation) to
                           October 31, 2002                             5

                  Notes to Consolidated Financial Statements            6

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

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                             FOR THE THREE AND NINE
                          MONTHS ENDED OCTOBER 31, 2002

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS



Consolidated Financial Statements:

    Balance Sheets - October 31, 2002 (Unaudited) and January 31, 2002         1


    Statements of Operations - Three Months and Nine Months Ended
      October 31, 2002 and 2001 (Unaudited) and June 23, 1998
      (Date of Incorporation) to October 31, 2002                              2


    Statements of Cash Flows - Nine Months Ended October 31, 2002 and 2001
     (Unaudited)and June 23, 1998 (Date of Incorporation) to October 31, 2002  3


    Notes to Consolidated Financial Statements (Unaudited)                 4 - 6


                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                   October 31, 2002
                                                                      (Unaudited)            January 31, 2002
                                                                   -----------------        ------------------
  A S S E T S

  Current Assets
     Cash and cash equivalents                                         $   570,233              $   466,550
     Prepaid and other current assets                                       38,790                   30,585
                                                                   -----------------        ------------------

                  Total Current Assets                                     609,023                  497,135

     Property and equipment, net                                            98,793                  120,910
     Note receivable                                                       509,341                  700,754
                                                                   -----------------        ------------------


                  Total Assets                                          $1,217,157               $1,318,799
                                                                   -----------------        ------------------



  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Accrued expenses                                                 $     82,062             $     54,107
     Income taxes payable                                                   43,445                   71,923
     Due to stockholder                                                     12,860                    4,673
     Customers' deposits                                                   527,239
     Other current liabilities                                              14,771                   20,587
                                                                   -----------------        ------------------

                  Total Liabilities, All Current                           680,377                  151,290
                                                                   -----------------        ------------------


  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
       authorized, 34,985,241 shares issued and outstanding                 34,985                   34,985
    Additional paid-in-capital                                           1,545,378                1,545,378
    Deficit accumulated during the development stage                  (  1,067,642)           (     430,085)
    Accumulated other comprehensive income                                  24,059                   17,231
                                                                   -----------------        ------------------

                  Total Stockholders' Equity                               536,780                1,167,509
                                                                   -----------------        ------------------


                  Total Liabilities and Stockholders' Equity            $1,217,157               $1,318,799


          See accompanying notes to consolidated financial statements.




                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Three Months Ended                  Nine Months Ended          June 23, 1998
                                                        October 31,                        October 31,             (Date of Inc.)
                                                  2002              2001             2002             2001       to October 31, 2002
                                             ------------        ---------      ------------         ---------    -----------------
   Revenues
     Net (losses) gains from foreign
       currency future operations            ($    8,238)                         $  51,250                             $   54,345
     Consulting                                                                                                             26,799
                                             ------------        ---------      ------------         ---------    -----------------

              Total Revenues                (      8,238)                            51,250                                 81,144
                                             ------------        ---------      ------------         ---------    -----------------


   Operating Expenses
     Selling, general and administrative         160,878        $    4,610          495,876         $  70,326              769,125
     Research and development                     22,958           173,181           68,616           210,475              313,593
                                             ------------        ---------      ------------         ---------    -----------------

              Total Operating Expenses           183,836           177,791          564,492           280,801            1,082,718
                                             ------------        ---------      ------------         ---------    -----------------

              Operating Loss                  (  192,074)       (  177,791)      (  513,242)       (  280,801)        (  1,001,574)

   Other Income (Expense)
     Interest income (expense)               (    13,201)           12,768      (    13,234)           11,685               81,678
     Other expense                                                               (  111,081)                         (     111,081)
                                             ------------        ---------      ------------         ---------    -----------------

              Loss Before Income Taxes        (  205,275)       (  165,023)      (  637,557)       (  269,116)        (  1,030,977)

     Income tax expense                                      (         127)                     (         127)      (       36,665)
                                             ------------        ---------      ------------         ---------    -----------------

              Net Loss                         ($205,275)        ($165,150)       ($637,557)        ($269,243)         ($1,067,642)


     Weighted average number of
       common shares outstanding              34,985,241        33,812,611       34,985,241        25,649,305


     Basic and diluted loss per common share      ($0.01)            *               ($0.02)           ($0.01)
                                             ------------        ---------      ------------         ---------    -----------------

*  Less than $.01 per share


          See accompanying notes to consolidated financial statements.



                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Nine Months Ended                 June 23, 1998
                                                                  October 31,                (Date of Incorporation)
                                                            2002              2001          to October 31, 2002
                                                       -------------       -----------     ----------------------------

Cash Flows from Operating Activities
    Net loss                                             ($637,557)        ($269,243)            ($1,067,642)

Adjustment to Reconcile Net Loss to
   Net Cash Used in Operating Activities
      Depreciation                                          35,819            22,707                  83,391

Changes in Operating Assets and Liabilities
    (Increase) decrease in prepaid and
       other current assets                           (      8,205)           11,591              (   24,490)
    Increase in accrued expenses                            27,956            57,217                  39,915
    (Decrease) increase in income taxes payable        (    28,478)                                   43,445
    Increase in customers' deposits                        527,239                                   527,239
    (Decrease) increase in other current liabilities  (      5,816)            3,874              (   27,355)
    Increase in due to stockholder                           8,187                                    12,860
                                                       -------------       -----------     ----------------------------


         Net Cash Used in Operating
           Activities                                  (    80,855)       (  173,854)             (  412,637)
                                                       -------------       -----------     ----------------------------




Cash Flows from Investing Activities
    Collection of note receivable                          191,413            31,558                 200,768
    Acquisition of property and equipment              (    17,876)     (      5,857)             (  182,184)
    Cash acquired in connection with
      acquisition of subsidiaries                                            680,227                 680,227
                                                       -------------       -----------     ----------------------------


           Net Cash Provided by
             Investing Activities                          173,537           705,928                 698,811
                                                       -------------       -----------     ----------------------------


Cash Flows from Financing Activities
    Proceeds of related party loans                                                                  159,384
    Repayment of related party loans                                      (  153,881)             (  159,384)
    Proceeds from stock issuance                                             180,000                 260,000
                                                       -------------       -----------     ----------------------------

           Net Cash Provided by
             Financing Activities                                             26,119                 260,000
                                                       -------------       -----------     ----------------------------


Effect of Foreign Currency Translation                      11,001      (      3,922)                 24,059
                                                       -------------       -----------     ----------------------------


           Net Increase in Cash
             and Cash Equivalents                          103,683           554,271                 570,233

Cash and Cash Equivalents - Beginning                      466,550            23,405
                                                       -------------       -----------     ----------------------------


           Cash and Cash Equivalents
             - Ending                                     $570,233          $577,676                $570,233
                                                       -------------       -----------     ----------------------------

Supplemental Disclosure of
  Cash Flow Information
    Cash paid during the period for income taxes           $28,478                                   $28,478
                                                       -------------       -----------     ----------------------------

          See accompanying notes to consolidated financial statements.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies

     Interim Financial
     Information

     The accompanying unaudited consolidated financial statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 31, 2002, and the results of their operations and their cash flows for the three and nine months ended October 31, 2002 and October 31, 2001, and for the period from June 23, 1998 (date of incorporation) to October 31, 2002. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

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

     Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, since inception, the Company incurred losses of $1,067,642 which resulted mainly from research and development and selling, general and administrative expenses. In addition, to date, the Company's revenues from operations have been minimal. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------


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

     Earning Per Common
     Share

     Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income
     (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not considered for the three and nine month periods ended October 31, 2002 and 2001, because the effect of these securities is antidilutive.

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

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


2.   Property and
     Equipment

Property and equipment consist of the following:



                                Estimated         October 31,
                                 Useful              2002            January 31,
                              Lives (Years)       (Unaudited)          2002
 Computer equipment                 3              $  58,465        $  55,015
 Purchased software                 3                 83,982           84,195
 Office furniture and
   equipment                        7                 11,469           10,488
 Leasehold improvements            10                 28,268           20,430
 -------------------------------------------------------------------------------


     Total Property and
       Equipment at Cost                             182,184          170,128
 Less accumulated depreciation
   and amortization                                   83,391           49,218
 -------------------------------------------------------------------------------


     Property and Equipment - Net                  $  98,793         $120,910


3.   Comprehensive
     Loss

     The Company's comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss for the three and nine month periods ended October 31, 2002 and 2001, and for the period from June 23, 1998 (date of incorporation) to October 31, 2002, was as follows:

                       Three Months Ended     Nine Months Ended    June 23, 1998
                           October 31,           October 31,       Date of Inc.)
                       2002        2001      2002        2001   to Oct. 31, 2002
Comprehensive
  loss
   Net loss         ($205,275)  ($165,150)  ($637,557)  ($269,243)  ($1,067,642)
   Foreign currency
       translation      8,208      21,518       6,828      21,342         24,059
Comprehensive Loss  ($197,067)  ($143,632)  ($630,729)  ($247,901)  ($1,043,583)


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

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------


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

   5.  Contingency

     During the nine months ended October 31, 2002, a customer of the Company successfully circumvented the Company's foreign currency option trading software for his own benefit, resulting in a loss to the Company of approximately $111,000. The Company believes it has made the necessary adjustments to its system in order to preclude a reoccurrence of such event.

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

RESULTS OF OPERATIONS


THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001


REVENUES

NET LOSSES FROM  FOREIGN  CURRENCY  FUTURE  OPERATIONS.

Net Losses from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. For the three months ended October 31, 2002, net losses from foreign currency future operations resulted in a loss of $8,238 while there were no revenues for the three months ended October 31, 2001. This loss of $8,238 is due primarily to the launch of the Forexcash online trading platform. For the nine months ended October 31, 2002, net gains from foreign currency future operations were $51,250 compared to no revenue for the same period last year. The increase of $51,250 is due to the Company beginning the operation of Forexcash and the start of trading by brokerage clients who use Forexcash since its inception in February 2002.



OPERATING EXPENSES



RESEARCH AND DEVELOPMENT.

Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended October 31, 2002 were $22,958, as compared to $173,181 for the three months ended October 31, 2001, a decrease of $150,223. The decrease is primarily due to Finotec starting operations during the year and ending the stage when it was primarily engaged in the research and development of its technology. The Company still does research and development to expand and improve its products.

Research and Development expenses for the nine month period ended October 31, 2002 were $68,616 compared to $210,475 for the nine month period last year. This decrease of $141,859 was due primarily to the end of the period when the Company was primarily involved in research and development of its product.


SELLING, GENERAL AND ADMINISTRATIVE.

Selling, general and administrative expenses were approximately $160,878 for the three months ended October 31, 2002, as compared to $4,610 for the three months ended October 31, 2001, an increase of $156,268. Selling, General and Administrative expenses for the nine month period ended October 31, 2002 were $495,876 compared to $70,326 for the nine month period last year, an increase of $425,550. These increases were due primarily to the starting of operations of Forexcash, the Company's online trading platform and the increase in administrative and professional costs accompanying the operation of business.




LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $103,683 to $570,233 at October 31, 2002, from $466,550 at January 31, 2002. The increase is primarily attributable to $173,537 of cash provided by investing activities, partly offset by $80,855 used in operating activities.

Net cash used in operating activities amounted to $80,855 for the nine months ended October 31, 2002, compared to $173,854 for the nine months ended October 31, 2001. The cash used in operating activities, for the nine months ended October 31, 2002, primarily resulted from the net loss of $637,557 offset by an increase in customer deposits of $527,239, while cash used during the nine months ended October 31, 2002, primarily resulted from the net loss of $269,243 offset by an increase in accrued expenses of $57,217.

Net cash provided by investing activities for the nine months ended October 31, 2002, was $173,537 as compared to $705,928 for the nine months ended October 31, 2001. The cash provided by investing activities for the nine months ended October 31, 2002, primarily resulted from the collection of note receivable, while cash provided by during the nine months ended October 31, 2001, primarily attributable to cash acquired in connection with acquisition of subsidiary.

The Company had no cash flows from financing activities during the nine months ended October 31, 2002, compared to net cash provided by financing activities of $26,119 for the nine months ended October 31, 2001. The cash provided during the nine months ended October 31, 2001, resulted from the proceeds of stock issuance of $180,000, partially offset by the repayment of related party loans of $153,881.



The Company owes approximately $50,000 in state franchise taxes, as compared to $72,000 at January 31, 2002. The Company is paying the amount due in 36 monthly istallments.


Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. Assuming Printing Associates pays its obligations to the Company in a timely fashion, the Company has sufficient funds to satisfy their cash requirements until October 2003 assuming the monthly expenses of the Company at $67,000. Of our $67,000 monthly expense, we foresee $17,000 covering the management and administration of the Company with $50,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds at that time through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.


CUSTOMER CLAIM.

In the nine months ending October 31, 2002, a customer has initiated an action against the Company, seeking to recover damages of approximately $27,000. The Company believes this claim will not have a material adverse effect on the Company.

We have no off balance sheet assets or liabilities.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the third quarter of 2003.





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



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A)  SALES OF UNREGISTERED SECURITIES

     During the three months ended October 31, 2002, the Company did not issue any shares or options.



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


                               Finotec Group, Inc.
                               Registrant


July 28, 2002                  /s/ Didier Essemini
- -----------------           --------------------------------------------
Date                           Didier Essemini
                               Chief Executive Officer

                           EXHIBIT INDEX

Exhibit No.                Exhibit
----------                 -------

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