Form 10KSB
period 2003-01-31
FINOTEC GROUP INC
filed 2004-04-19
CIK 831378

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934 For the fiscal year
                             ended January 31, 2003


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


              18 West 33rd Street, Second Floor, New York, NY 10001
            --------------------------------------------------------
                    (Address of principal executive offices)


         Registrant's telephone number, including area code 866-243-0771
         ---------------------------------------------------------------

                        Online International Corporation
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                   Common stock of $0.001 par value per share

     Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Issuer's Revenues for its most recent fiscal year. $0 Aggregate market value of the voting stock held by non-affiliates of registrant: $0 as of January 31, 2003

     Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 34,985,241 Common Series 0.001 par value

     Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                     PART I

                                                                     PAGE

Item 1.   Organization and Business                                    4

Item 2.   Properties                                                  25

Item 3.   Submission of Matters to a Vote of Security-Holders         26

                                     PART II

Item 4.   Market for the Registrant's Common Stock and                26
          Related Stockholder Matters

Item 5.   Management's Discussion and Analysis of Financial           27
          Condition and Results of Operations

Item 6.   Financial Statements and Supplementary Data                 33
          (Included in Item 14)

Item 7.   Changes in and Disagreements with Accountants on            35
          Accounting and Financial Disclosure

                                    PART III

Item 8.   Directors and Executive Officers of the Registrant          50

Item 9.   Management Remuneration                                     51

Item 10.  Security Ownership of Certain Beneficial Owners and         52
          Management

Item 11.  Certain Relationships and Related Transactions              53
                                     PART IV

Item 12.  Exhibits, Financial Statements, Schedules and Reports       53
          on Form 8-K

Item 1.  Organization and Business

     Finotec Group, Inc. (the "Company" or "Finotec") was formed under the laws of Nevada on October 8, 1987, under the name "Condor West Corporation" for the purpose of implementing an initial distribution of its stock and thereafter to seek operating businesses as potential candidates for acquisition or other forms of combination. The Company had no operations for a period of over three years when it did a share for share merger and became Online International Corporation in September, 1999. As Online International Corporation the Company was in the business of designing, printing, and manufacturing lottery tickets and play slips for automated on-line contractors and on track and off-track betting until May 10, 2000 when the Board of Directors formalized its decision to discontinue operations. On July 17, 2000 the Company sold all of its assets for a combination of cash, notes and the the assumption of debts by the purchasers. On August 9, 2001, the Company purchased Finotec, Ltd. (formerly known as Priory Marketing Ltd.) in exchange for 21,500,000 comon shares, representing approximately 62% of the Company's issued and outstanding voting shares. The consideration paid by the Holding Company ("Finotec, Ltd.") in exchange for the stock of the Registrant was all of the outstanding capital stock of Finotec, Ltd., an Isle of Man company. Finotec, Ltd. owns 99.7% of the issued and outstanding shares of capital stock of Forexcash Global Trading Ltd. ("Forexcash"), an Israeli company, which is the owner of certain software, equipment, intellectual property and contracts. Via Forexcash, the Company is in the business of developing and marketing software for electronic trading of foreign currency through the Internet. In February, 2002, the Company changed its name to Finotec Group, Inc. to better reflect its current business operations.

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

     The Company currently develops, markets and operates a software system delivering foreign exchange investment services to the general public via the internet. The Company has developed and operates an Internet-based brokerage firm for institutional, professional and serious, active individual traders in the foreign currency market- a brokerage firm that offers an electronic trading platform which seamlessly integrates strategy trading tools, historical and streaming real-time market data, and direct-access order-routing and execution. Direct-access trading means, with respect to transactions in spot foreign exchange transactions, direct Internet connections to Finotec's electronic platform where Finotec acts as a market maker for its customers based on the prices traded in the Interbank market. With respect to forward foreign exchange transactions, it means that Finotec offers non-deliverable futures currency contracts that Finotec usually clears itself using Finotec technology and the futures clearing firm's online execution system which implements an electronic order placement and execution. When there is no compensation inside the system with its customers, Finotec turns to other institutions to clear the contract. The Company offers its customers spot trading through the Internet and is currently exploring the possibility of offering the trading of futures contracts as well as other financial instruments to its customers.

     Under our business model, we seek recurring revenues by offering, through our financial software product, Forexcash (and its planned enhanced versions), spread-earning based brokerage services with no commission and no cost to our customers. Forexcash is a front and back office market maker application for online real-time trading in foreign currencies. We intend to use our capability to provide strategy trading tools, and the unique quality and functionality of those tools, to build a high-quality brokerage customer base of institutional, professional and serious, active individual traders. The Compan also intends to sell licenses to its trading system directly to financial institutions such as commercial banks. We will also provide training in online foreign currency trading as well as offer our customers the option of wireless trading of foreign currencies.

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

     BROKERAGE SERVICES

     Finotec offers online brokerage services, covering foreign currency transactions, through the Forexcash trading platform. Finotec's targeted customer base for foreign exchange brokerage services includes active individual, professional and institutional traders.

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

     Many of our existing and potential competitors, which include online discount and traditional brokerage firms, and financial institutions that are focusing more closely on online services, including direct-access services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do. Further, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low commission pricing in the foreign currency market to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. We do not currently offer other financial services; therefore, such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

     Generally, competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than we do. There can be no assurance that our existing or potential competitors will not develop products and services comparable or superior to those developed and offered by us or adapt more quickly than us to new technologies, evolving industry trends or changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

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

EMPLOYEES

     As of January 31, 2003, we had 10 full-time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

     Our e-commerce marketplaces are in the early stages of their development and have little operating history. Accordingly, we have limited operating history upon which you may evaluate our business and prospects. Because our management team as a unit is relatively new, it also has a very limited track record upon which you can make an evaluation. In addition, our revenue model is evolving and because of our lack of operating history, period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as e-commerce. Our failure to address these risks successfully could materially and adversely affect our business and operations.


We may have difficulty obtaining future funding sources, if needed, and we might have to accept terms that would adversely affect shareholders.

     Expenses are expected to exceed revenue in 2004. We anticipate that we will need to raise funds from additional financings in the future. Any financings may result in dilution to our existing shareholders. The terms of any future financings may impose restrictions on the manner in which we conduct our business, such as controlling future decisions by us to make capital expenditures, acquisitions or significant asset sales. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our services to customers, take advantage of future opportunities for strategic alliances, grow our business, support our increasing operating expenses or respond to competitive pressures or unanticipated requirements, which would materially and adversely affect our business and operations.

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

Item 2.  Properties

     The Company's main business operations are located at Industry Building, Hamered 29 P.O. Box 50219 61501 Tel Aviv, Israel. There, via an agreement by Forexcash Global Trading Ltd. (which is a 99.7% owned subsidiary of Finotec Ltd. a wholly owned subsidiary of the Company) the Company rents 130 square meters of office space. Rent expense for the fiscal year ended January 31, 2003 was $9,707.

Item 3.  Submission of Matters to a Vote of Security Holders

    On February 14, 2002, a majority of the Company's shareholders signed a resolution changing the name of the Company from Online International Corporation to Finotec Group, Inc.

PART II

Item 4.  Market for the Registrant's Common Stock and Related Stockholder
Matters

(a) The Company's Common Stock is quoted on the pink sheets under the symbol "FTGI" The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending January 31, 2003. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.


                                             High              Low
                                            -----              ----
                  2002
                  -----
                  First Quarter             n/a                  n/a

                  Second Quarter            n/a                  n/a

                  Third Quarter             n/a                  n/a

                  Fourth Quarter            n/a                  n/a

                  2001
                  -----
                  First Quarter             n/a                  n/a

                  Second Quarter            n/a                  n/a

                  Third Quarter             n/a                  n/a

                  Fourth Quarter            n/a                  n/a

(b) No dividends were paid during the fiscal year ending January 31, 2003. The Articles of Merger restrict the Company's ability to pay dividends. It may not pay any dividends on common equity shares until full cumulative dividends on all outstanding preferred stock have been paid. The Company may not pay dividends if doing so would result in a consolidated current ratio of less than two, that is, current assets equaling less than twice current liabilities. Common equity may not receive dividends if paying dividends would result in the consolidated surplus being less than two years' dividend requirements on preferred shares. Dividends may not be paid on common equity if doing so would result in net tangible assets being less than 200% of the sum of an amount equal to $3.00 per share on outstanding preferred stock and the amount received as consideration upon the issuance of any outstanding shares ranking equally with or prior to the preferred stock and of any outstanding preferred stocks of subsidiaries, owned by others than the Company and its subsidiaries. Finally, the Company may not pay dividends on common equity if doing so would reduce the Company's consolidated net tangible assets plus consolidated long-term debt to less than 175% of the sum of the consolidated long-term debt and an amount equal to $5.00 per share on outstanding preferred stock and the amount received as consideration upon the issuance of any outstanding shares ranking equally with or prior to the preferred stock and of any outstanding preferred stocks of subsidiaries, owned by others than the Corporation and its subsidiaries.

Item 5.

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

Overview

     BUSINESS OVERVIEW

     On August 9, 2001 (the "Merger Date") Finotec Group, Inc., formerly Online International Corporation ("Finotec Group"), a Nevada corporation without significant operations, acquired all of the outstanding shares of Finotec Ltd. ("Finotec Ltd.") (formerly Priory Marketing Ltd.), an Isle of Man . The transaction was effected by the issuing of 21,500,000 shares of Finotec Group common stock to the stockholders of Finotec Ltd. This resulted in the former Finotec Ltd. stockholders owning approximately 61.5% of the outstanding shares of Finotec Group. For financial reporting purposes, the transaction was recorded as a recapitalization of Finotec Ltd., with Finotec Ltd. receiving the $1,320,363 net assets (assets of $1,404,636, less liabilities of $84,273) of Finotec Group as a capital contribution. Finotec Ltd. is the continuing surviving entity for accounting purposes, but is adopting the capital structure of Finotec Group, which is the continuing parent entity for legal purposes. All references to common stock have been restated to reflect the equivalent number of Finotec Group shares.

     Finotec Ltd. was formed in December 2000, at which time it acquired 99.7% of the outstanding stock of Forexcash Global Trading Ltd. ("Forexcash"), an Israeli corporation, which had been incorporated on June 23, 1998. This transaction is treated as a recapitalization of Forexcash with Forexcash as the continuing accounting entity and Finotec Ltd. as the continuing parent for legal purposes.

     The Company currently operates, develops and markets a software system delivering foreign exchange investment services to the general public via the internet. The Company has developed and currently operates an Internet-based brokerage firm for institutional, professional and serious, active individual traders in the foreign currency market- a brokerage firm that offers an electronic trading platform which seamlessly integrates strategy trading tools, historical and streaming real-time market data, and direct-access order-routing and execution. Direct-access trading means, with respect to transactions in spot foreign exchange transactions direct Internet connections to Finotec's electronic platform where Finotec Trading acts as a Market maker for its customers based on the prices traded in the Interbank market. With respect to forward foreign exchange transactions, it means that Finotec offers futures dates non-deliverible currencies contracts that are cleared by Finotec. Finotec turns to other institutions in the market when there is no compensation inside the system with its customers. The Company offers its customers spot trading through the Internet and is currently exploring the possibility of offering the trading of futures contracts as well as other financial instruments to its customers.

     Under our business model, we seek recurring revenues mainly by offering, through our financial software product Forexcash (and its planned enhanced versions), Spread earning-based brokerage services with no commission charged to the customers. Forexcash is a front and back office market maker application for online real-time trading in foreign currencies. We intend to use our capability to provide strategy trading tools, and the unique quality and functionality of those tools, to build a high-quality brokerage customer base of institutional, professional and serious, active individual traders. The Company also intends to sell licenses to its trading system directly to financial institutions such as commercial banks. We will also provide training in online foreign currency trading as well as offer our customers the option of wireless trading of foreign currencies.

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

     Net gain from foreign currency future operations were $72,750 for the year ended January 31, 2003. There were no net gains from foreign currency future operations for the year ended January 31, 2002. This increase of $72,750 is due to the Company beginning its operations in the beginning of the fiscal year. In 2001, the Company's business was not yet operating although the Company had expenses related to technology support and development expenses, general and administrative expenses and other operating expenses. There were no revenues for the year ended January 31, 2002. Revenues were $19,536 for the year ended January 31, 2001. This decrease of $19,536 in revenues was due to the Company being in the development stage.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials, personnel costs, depreciation of computer and related equipment and facility expenses. The Forexcash Global Trading, Ltd. subsidiary owns all intellectual property rights relating to our business. Research and development expenses were $91,569 for the year ended January 31, 2003, as compared to $218,735 for the year ended January 31, 2002, a decrease of $127,166, due primarily to the beginning of operations of the Company's Forexcash financial market trading system. Research and development expenses were $218,735 for the year ended January 31, 2002, as compared to $81,967 for the year ended January 31, 2001, an increase of $136,768, due primarily to the increased development of the Company's Forexcash financial market trading system.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, information technology employees; telecommunications; rent; other facility expenses; and insurance. Included in general and administrative costs are personnel costs, marketing programs, including advertising, brochures, and account opening kits, and data and information tools used by sales and brokerage personnel. General and administrative expenses were $679,888 for the year ended January 31, 2003, as compared to $132,637 for 2002, an increase of $547,251 due primarily to the Company's continuing development of its business. General and administrative expenses were $132,637 for the year ended January 31, 2002, as compared to $20,492 for 2001, an increase of $112,145 due primarily to the Company's continuing development of its business as the Company was in its development stage.

Liquidity and Capital Resources

     The Company increased its cash balance by $229,309 from a cash balance at January 31, 2002 of $466,550 to $695,859 at January 31, 2003. The increase is primarily attributable to $190,823 of cash provided by investing activities and $130,000 in proceeds from loans payable, partly offset by $110,468 used in operating activities. The Company increased its cash balance by $443,145 from a cash balance at January 31, 2001 of $23,405 to $466,550 at January 31, 2002. Working capital at January 31, 2002 was positive at $345,845.

Net cash used in operating activities amounted to $110,468 for the year ended January 31, 2003, compared to $337,555 for the year ended January 31, 2002. The cash used in operating activities, for the year ended January 31, 2003, primarily resulted from the net loss of $788,938 offset by an increase in customer deposits of $624,942.

Net cash provided by investing activities for the year ended January 31, 2003, was $190,823 as compared to $732,474 for the year ended January 31, 2002. The cash provided by investing activities for the year ended January 31, 2003, primarily resulted from the collection of note receivable, while cash provided during the year ended January 31, 2002, was primarily attributable to cash acquired in connection with acquisition of subsidiary.

The Company had cash flows from financing activities of $130,000 during the year ended January 31, 2003, compared to net cash provided by financing activities of $22,175 for the year ended January 31, 2002. The increase of $108,825 resulted from proceeds from loans payable of $130,000.

The Company owes approximately $43,000 in state franchise taxes. The Company is paying the amount due in 36 monthly installments beginning in 2002. On January 31, 2002, the Company had owed approximately $72,000 in state franchise taxes.

     Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. Assuming Printing Associates pays its obligations to the Company in a timely fashion, the Company has sufficient funds to satisfy their cash requirements until February, 2004 assuming the monthly expenses of the Company at $67,000. Of our $67,000 monthly expense, we foresee $17,000 covering the management and administration of the Company with $50,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     The Company has no plans to increase the number of employees it employs at this time, and plans to continue to utilize its current employees for at least the duration of 2003. The Company does not believe that it will be making major plant and equipment purchases during this year.

     Until required for operations, Finotec's policy is to invest its cash reserves in bank deposits.

     There can be no assurance that profitability will ever be achieved. Finotec expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Finotec's control.

                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            JANUARY 31, 2003 AND 2002

                      FINOTEC GROUP, INC. AND SUBSIDIARIES



                                                                  CONTENTS


Independent Auditors' Report                                          1

Consolidated Financial Statements:

       Balance Sheet                                                  2

       Statements of Operations                                       3

       Statements of Stockholders' Equity                             4

       Statements of Cash Flows                                       5

       Notes to Consolidated Financial Statements                     6 - 15

HOBERMAN, MILLER,
GOLDSTEIN & LESSER, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
                                                            226 WEST 26TH STREET
                                                         NEW YORK, NY 10001-6785
                                               (212) 463-0900 FAX (212) 691-6452
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders
Finotec Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Finotec Group, Inc. and Subsidiaries as of January 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended January 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finotec Group Inc. and Subsidiaries as of January 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2 to the financial statements, the Company has a working capital deficit and has incurred operating losses since its inception, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

By: /s/ Hoberman, Miller, Goldstein & Lesser, CPA's, P.C.
    -----------------------------------------------------
        Hoberman, Miller, Goldstein & Lesser, CPA's, P.C.


September 30, 2003


FINOTEC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET



  AS OF JANUARY 31, 2003
  ------------------------------------------------------------------------------------------------------------------


  A S S E T S

  Current Assets
     Cash and cash equivalents                                                                  $   695,859
     Prepaid and other current assets                                                                29,485
  ------------------------------------------------------------------------------------------------------------------

                  Total Current Assets                                                              725,344

     Property and equipment, net                                                                     99,796
     Note receivable                                                                                518,810
  ------------------------------------------------------------------------------------------------------------------

                  Total Assets                                                                   $1,343,950
  ==================================================================================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Loan payable, related party                                                               $     30,000
     Accrued expenses                                                                               100,978
     Income taxes payable                                                                            43,445
     Customers deposits                                                                             624,942
     Due to stockholder                                                                              22,702
     Loan payable, employee                                                                         100,000
     Other current liabilities                                                                       29,201
  ------------------------------------------------------------------------------------------------------------------

                  Total Liabilities, All Current                                                    951,268
  ==================================================================================================================

  Commitments and Contingencies

  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
       authorized, 34,985,241 shares issued and outstanding                                          34,985
    Additional paid-in-capital                                                                    1,545,378
    Accumulated deficit                                                                        (  1,219,023)
    Accumulated other comprehensive income                                                           31,342
  ------------------------------------------------------------------------------------------------------------------

                  Total Stockholders' Equity                                                        392,682
  ==================================================================================================================

                  Total Liabilities and Stockholders' Equity                                     $1,343,950


          See accompanying notes to consolidated financial statements


FINOTEC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE YEARS ENDED JANUARY 31,                                             2003                    2002
  ------------------------------------------------------------------------------------------------------------------


   Revenues
     Net gain from foreign currency future operations                     $  72,750
    ----------------------------------------------------------------------------------------------------------------

              Total Revenues                                                 72,750
    ================================================================================================================


   Operating Expenses
     Selling, general and administrative                                    679,888                 $132,637
     Research and development                                                91,569                  218,735
    ----------------------------------------------------------------------------------------------------------------

              Total Operating Expenses                                      771,457                  351,372
    ================================================================================================================

              Operating Loss                                                698,707                  351,372

   Other (Income) Expense
     Loss from customer's transactions                                      111,081
     Interest income                                                    (    44,999)             (    85,264)
     Exchange rate loss                                                      20,017
    ----------------------------------------------------------------------------------------------------------------

              Loss Before Income Taxes                                      784,806                  266,108

     Income tax expense                                                       4,132                   36,665
    ----------------------------------------------------------------------------------------------------------------

              Net Loss                                                     $788,938                 $302,773
    ================================================================================================================

     Weighted average number of common shares outstanding                34,985,241               28,242,620
    ================================================================================================================

     Basic and diluted loss per common share                                 ($0.02)                  ($0.01)
    ================================================================================================================


           See accompanying notes to consolidated financial statements


FINOTEC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002

                                                                                              Accumulated
                                                                     Additional                Other          Stock
                                                     Common Stock     Paid in   Accumulated Comprehensive  Subscription
                                                  Shares    Amount   Capital     Deficit      Income       Receivable        Total


Balance - February 1, 2001                    21,500,000  $ 21,500  $  238,500 ($  127,312)     $  1,243    ($180,000)  (  $ 46,069)

Acquisition of Finotec Group, Inc.

Recapitalization - reverse merger             13,485,241    13,485   1,306,878                                            1,320,363

Collection of stock subscription receivable                                                                    180,000      180,000

Net loss                                                                       (   302,773)                             (  302,773)

Foreign currency translation gain                                                                 15,988                     15,988
------------------------------------------------------------------------------------------------------------------------------------

Balance - January 31, 2002                    34,985,241    34,985   1,545,378 (   430,085)       17,231                  1,167,509

Net loss                                                                       (   788,938)                             (   788,938)

Foreign currency translation gain                                                                 14,111                     14,111
------------------------------------------------------------------------------------------------------------------------------------
Balance - January 31, 2003                    34,985,241  $ 34,985  $1,545,378 ($1,219,023)    $  31,342     $  -0-     $   392,682
====================================================================================================================================

See accompanying notes to consolidated financial statements.


FINOTEC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS



FOR THE YEARS ENDED JANUARY 31,                                               2003                    2002
----------------------------------------------------------------------------------------------------------------------------


Cash Flows from Operating Activities
    Net loss                                                               ($788,938)              ($302,773)

Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities
      Depreciation                                                            47,245                  36,876
      Accretion of note receivable                                       (    39,853)             (  111,149)

Changes in Operating Assets and Liabilities
    Decrease in prepaid and other current assets                               1,100                  11,682
    Increase in accrued expenses                                              46,871                  11,960
    (Decrease) increase in income taxes payable                          (    28,478)                 29,797
    Increase in customers deposits                                           624,942
    Increase (decrease) in other current liabilities                           8,614              (   10,520)
    Decrease (increase) in due from stockholder                               18,029              (    3,428)
---------------------------------------------------------------------------------------------------------------------------

         Net Cash Used in Operating Activities                           (   110,468)             (  337,555)
---------------------------------------------------------------------------------------------------------------------------


Cash Flows from Investing Activities
    Collection of note receivable                                            221,797                 120,504
    Acquisition of property and equipment                                (    30,974)             (   68,257)
    Cash acquired in connection with acquisition of subsidiaries                                     680,227
---------------------------------------------------------------------------------------------------------------------------

           Net Cash Provided by Investing Activities                         190,823                 732,474
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Proceeds from loan payable, related party                                 30,000
    Proceeds from loan payable, employee                                     100,000
    Repayment of related party loans                                                              (  157,825)
    Proceeds from stock issuance                                                                     180,000
---------------------------------------------------------------------------------------------------------------------------

           Net Cash Provided by Financing Activities                         130,000                  22,175
---------------------------------------------------------------------------------------------------------------------------

Effect of Foreign Currency Translation                                        18,954                  26,051
---------------------------------------------------------------------------------------------------------------------------

           Net Increase in Cash and Cash Equivalents                         229,309                 443,145

Cash and Cash Equivalents - Beginning of Year                                466,550                  23,405
---------------------------------------------------------------------------------------------------------------------------

           Cash and Cash Equivalents - End of Year                          $695,859                $466,550
---------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for income taxes                             $32,610                  $4,359
---------------------------------------------------------------------------------------------------------------------------
    Cash paid during the period for interest                                    $152
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FINOTEC GROUP, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   Purchase and Merger Transactions and
     Description of the Company's Business


     Purchase and Merger
     Transactions

               Finotec Group, Inc. ("Finotec Inc.") (formerly Online International Corporation) a Nevada corporation, was engaged, through its wholly-owned subsidiary, Printing Associates, Inc. ("Printing"), in the business of designing, printing and manufacturing lottery tickets. During 2000 Finotec Inc. sold all the assets and liabilities of its subsidiary and the subsidiary was dissolved by proclamation. As a result of the sale of its only operating subsidiary, Finotec Inc. had no operations.

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

               In November, 2001, Finotec Inc. established a wholly-owned subsidiary, Finotec Trading, Inc. ("Finotec Trading") for the purpose of providing internet based trading systems for its customers.

FINOTEC GROUP, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   Purchase and Merger Transactions and
     Description of the Company's Business
     (Continued)

     Description of
     Business

               The Company (as defined in Note 2 below) is principally engaged, in offering foreign currency market trading to professionals and retail clients over its web-based trading system.


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

     Going Concern

               The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, since inception, the Company incurred losses of $1,219,023, which resulted mainly from research and development and selling, general and administrative expenses. In addition, the Company has a working capital deficit and still does not have significant revenues from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Development Stage
     Enterprise

               The Company was a development stage enterprise through January 31, 2002. During the year ended January 31, 2003, the Company began to generate revenues and ceased to be a development stage enterprise.

     Fixed Assets

               Fixed assets are stated at cost, less accumulated depreciation. Office furniture and equipment are depreciated using the straight-line method over seven years. Computer equipment and software are depreciated using the straight-line method over three years. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life or the life of the lease. Repairs and maintenance costs are expensed as incurred.

FINOTEC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies
     (Continued)

     Fixed Assets
     (Continued)

               Costs of software acquired along with payroll costs and consulting fees relating to the development of internal use software, including that used to provide internet solutions, are capitalized. Once the software is placed in service, the costs are amortized over the estimated useful life.


     Cash and Cash
     Equivalents

               The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents at January 31, 2003 include approximately $38,000 on deposit in a Canadian bank in U.S. dollar denominations which are not insured under the Canada Deposit Insurance Corporation Act. As of January 31, 2003, cash and cash equivalents include customers deposits in the amount of approximately $625,000.


     Stock-Based
     Compensation

               The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statements of Financial Accounting Standards Board ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Stock based awards to non-employees are accounted for under the provisions of SFAS 123.


     Income Taxes

               Deferred taxes are determined based on the differences between financial reporting and tax bases of assets and liabilities, and are estimated using the tax rates and laws in effect when the differences are expected to reverse. A valuation allowance is provided based on the weight of available evidence, if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

               No United States income tax benefit has been recognized for the cumulative losses of foreign subsidiaries. Such losses amount to approximately $1,219,000.

     Advertising Expense

               The Company expenses advertising costs as incurred. Advertising expenses for the years ended January 31, 2003 and 2002 amounted to $44,912 and $7,829, respectively.

     Use of Estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates

FINOTEC GROUP, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies
     (Continued)

     Translation of Foreign
     Currencies

               Forexcash is operated primarily in Israeli currency, which represents the functional currency of that subsidiary. Forexcash encompasses substantially all of the Company's operations. All assets and liabilities of Forexcash were translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense amounts were translated at average exchange rates during the year. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholders equity.

     Fair Value of Financial
     Instruments

               SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying value of financial instruments which include cash and cash equivalents, loans payable, customer deposits and accrued expenses, approximate their fair values due to the short-term nature of these financial instruments. The carrying value of the Company's note receivable approximates its fair value based on management's best estimate of the interest rate that would be available to the Company with other third parties.

     Earning Per Common
     Share

               Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the years ended January 31, 2003 and 2002, because the effect of these securities is antidilutive.

     Comprehensive
     Income

               SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. As of January 31, 2003 foreign currency translation adjustments were the only items of other comprehensive income for the Company.

FINOTEC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies
     (Continued)

     Derivative Financial
     Instruments

               The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendments to account for its derivative transactions. The Company accounts for its forward foreign currency exchange contracts as derivative financial instruments. The Company uses derivative instruments as part of its asset/liability management activities to meet the risk management needs of its clients as part of its trading activity for its own account. These derivative financial instruments are carried at fair value, with realized and unrealized gains and losses included in net gain from foreign currency future operations.

     Recent Accounting
     Pronouncements

               In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No.146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No.146 provides guidance on the accounting for recognizing, measuring and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS
               No. 146 adjusts the timing of when a liability for termination benefits is to be recognized based on whether the employee is required to render future service. A liability for costs to terminate an operating lease or other contract before the end of its term is to be recognized when the entity terminates the contract or ceases using the rights conveyed by the contract. All other costs associated with an exit or disposal activity are to be expensed as incurred. SFAS No. 146 requires the liability to be measured at its fair value with subsequent changes in fair value to be recognized each reporting period utilizing an interest allocation approach. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

               In November 2002, FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by an entity, including tabular presentation of the changes affecting an entity's aggregate product warranty liability. The recognition and measurement requirements of the interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company in its annual financial statements for the fiscal year ended January 31, 2003. FIN 45 did not have a material impact on the Company's consolidated results of operations or financial position.

FINOTEC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies
     (Continued)

     Recent Accounting
     Pronouncements
     (Continued)

               In December 2002, the FASB issued SFAS No.148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No.123. SFAS No.148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends certain provisions of SFAS No. 123 to require that disclosure of the pro forma effect of applying the fair value method of accounting for stock-based compensation be prominently displayed in an entity's accounting policy in annual and interim financial statements. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the fiscal year ended January 31, 2003, and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending May 1, 2003. SFAS
               No. 148 did not have a material impact on the Company's consolidated results of operations or financial position.

               In January 2003, the EITF released Issue No.02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, guiding the timing and manner in which customers should recognize consideration (e.g., rebates) received from vendors. Such consideration is generally presumed to represent a reduction of a vendor's prices and should therefore be classified as a reduction of cost of revenue. The Company does not expect EITF 02-16 to have a material impact on its consolidated results of operations or financial position.

3.   Note Receivable

               On July 17, 2000, prior to the Merger Date with Finotec Ltd., Finotec Inc. had sold all the assets of its design and manufacture of lottery tickets business. As part of the sales price, Finotec Inc. acquired a note receivable from the buyer. The note receivable represents a contingent payment based on projected sales from the lottery ticket manufacturing business through July 17, 2005 discounted at 4.25%. The note was recorded as a capital contribution on the Merger Date. Due to the inherent uncertainties in estimating the future net sales of the debtor, it is at least reasonably possible that the estimate of the amount to be collected, and therefore, the fair value of the receivable, will change materially in the near term.

FINOTEC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   Property and
     Equipment

               Consist of the following:

               As of January 31, 2003

               Computer equipment                                     $57,870
               Purchased software                                      96,066
               Office furniture and equipment                          11,693
               Leasehold improvements                                  27,980
                                                                      -------
                 Total Property and Equipment at Cost                 193,609

               Less accumulated depreciation and amortization          93,813
                                                                      -------
                 Property and Equipment - Net                         $99,796
                                                                      =======

5.   Loan Payable,
     Related Party

               In January, 2003 the Company borrowed $30,000 from a company whose shareholder is also a shareholder in Finotec Inc. The loan bears interest at the rate of 4% and is payable on demand.


6.   Loan Payable,
     Employee

               On December 17, 2002, the Company entered into an agreement (the "Agreement") with an employee (the "Employee"). Pursuant to the Agreement, the Employee loaned the Company $100,000 for an undefined period of time. The loan was payable on demand once the Company had achieved net cash reserves, as defined, in an amount exceeding $450,000 for three consecutive months. The loan does not bear any interest.

               The Employee had the right to convert the loan into common stock of the Company at a valuation of $10,000,000. The loan is secured by a promissory note signed by the Company in favor of the Employee and is secured by $100,000 of its note receivable (see
               Note 3).

FINOTEC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   Loan Payable,
     Employee
     (Continued)

               In addition, pursuant to the Agreement the Employee was to be employed by Forexcash for the purpose of establishing a dealing room in Johannesburg, South Africa (the "S.A. Trading Desk") and was to receive a salary and a certain number of shares of common stock of Finotec, Inc., based on the S.A. Trading Desk reaching certain revenue milestones.

               Subsequent to year end the Company determined to cancel the Agreement with the Employee and intends to repay the loan as cash flow permits.

7.   Due to Stockholder

               The amount due to stockholder consists primarily of unpaid compensation.

8.   Stock Options

               During the year ended January 31, 2002 the Company adopted an Employee Stock Option Plan (the "Plan"). Stock options may be granted to employees including officers and directors who are also employees. The total number of shares of common stock for which options may be granted under the Plan is 1,000,000.

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

               As of January 31, 2003 and 2002, the Company had 300,000 and 100,000 options outstanding, respectively, at prices ranging from $.50 to $1.00 a share.

               As described in Note 2, the Company accounts for the granting of stock options under the intrinsic value method (per APB 25) and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had compensation expense for options granted to employees been determined based on the fair value at the grant dates, consistent with the methodology prescribed under SFAS No. 123, there would have been no compensation cost as the estimated fair value of the options using the Black-Scholes option pricing model, resulted in a zero value.

FINOTEC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   Derivative Financial
     Instruments

               Derivative financial instruments consist of the Company's forward foreign exchange currency contracts, which are agreements to exchange specific amounts of currencies at a future date, at a specific rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange risk management needs of the Company's clients.

               The major risk associated with this instrument is that foreign exchange rates could change in an unanticipated manner, resulting in a loss in the underlying value of the instrument. The Company mitigates this risk by using hedging techniques that limit the exchange rate exposure. As the Company accounts for the foreign exchange contracts as fair value hedges (per FASB No. 133), all gains and losses are recognized in earnings and the fair value of the instruments are reported as other assets/liabilities on the consolidated balance sheet. During the year ended January 31, 2003 the Company recognized $10,000 in losses from its forward foreign currency contracts. As of January 31, 2003, the Company has entered into a number of forward foreign exchange currency contracts, that were hedged in the first week of February, 2004. The Company anticipates recognizing a loss of approximately $38,000 on these contracts, during the first quarter of fiscal 2004.


10.  Loss from Customer's
     Transactions

               During the year ended January 31, 2003, the Company discovered that a customer of the Company had successfully circumvented the Company's foreign currency option trading software for his own benefit, resulting in a loss to the Company of approximately $111,000. The Company believes it has made the necessary adjustments to its system in order to preclude a reoccurrence of such event.


11.  Commitments

               Forexcash leases its office space pursuant to an operating lease agreement expiring March 31, 2003. In July, 2003, Forexcash began leasing alternate office facilities on a month-to-month basis.

               Future minimum rental commitments under the operating lease for the years ending January 31, are as follows:

               2004       $2,000

               Rent expense for the years ended January 31, 2003 and 2002 amounted to $9,707 and $10,085, respectively

FINOTEC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  Income Taxes

               Deferred income taxes consists of the following:

               Finotec Inc. NOL carryforward at merger date      $   740,000
               NOL carryforward                                      440,000
               Less valuation allowance                          ( 1,180,000)
               Net deferred tax asset                            $         0

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

               As of January 31, 2003 and 2002, the Company owes approximately $43,000 and $72,000, respectively, in state franchise tax, due to the sale of all the assets and liabilities of its former wholly owned subsidiary, Printing. The Company is paying the amount due in 36 monthly installments.


13.  Subsequent Events

               On May 8, 2003, the Company's Board of Directors passed a resolution to issue the Chief Executive Officer an option for 33,018,483 shares of the Company's common stock, and to issue the Chief Operating Officer an option for 2,000,000 shares of the Company's common stock. The options are contingent upon approval of the majority of the stockholders. In addition, the Company will place before the stockholders a motion to amend the Company's Employee Stock Option Plan to increase the number of options available under the Plan.

               In February, 2003, the Company's Board of Directors passed a resolution to merge Finotec Ltd. into Finotec Inc. canceling all the outstanding shares of Finotec Ltd., and leaving Finotec Inc. as the surviving entity.

PART III


Item 8.  Directors, Executive Officers, Promoters, and Control Persons;

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

ITEM 9. MANAGEMENT REMUNERATION

     The following table sets forth the compensation paid during the fiscal year ended January 31, 2003, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2003 and no bonuses were awarded during fiscal 2003.



                                         Annual  Compensation               Awards             Payouts
                                   ------------------------------  -------------------------  ---------
                                                           Other                                            All
                                                           Annual   Restricted    Securities               Other
                                                          compen-      Stock      Underlying     LTIP     Compen-
                                                           sation    Award(s)    Options/SAR   Payouts    sation
Name and Principal Position  Year  Salary ($)  Bonus ($)    ($)         ($)          (#)          ($)        ($)
---------------------------  ----  ----------  ---------  -------  -----------  ------------  ---------  --------
Didier Essemini
President,                   2003  $58,090         -0-         100,000 options         -0-        -0-        -0-
Director

Guy Senbel
Director                     2003      -0-         -0-     -0-          -0-            -0-        -0-        -0-


Gil Ovadia
Director                     2003      -0-         -0-         100,000 options         -0-        -0-        -0-


Item 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


     The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of January 31, 2003, by
(i) each Director of the Company,  (ii) each  executive  officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.


                                     Shares Beneficially Owned
                                     -------------------------
                                                   Percentage
Directors and Executive Officers      Shares Held   Owned (1)
------------------------------------  -----------   ---------

Didier Essemini                          3,057,500      8.73%
                                      option to purchase 100,000 shares

Guy Senbel                               2,302,650      6.58%

Gil Ovadia                            option to purchase 100,000 shares

Directors and Officers as a Group        5,401,510      31.85%

(1) Percentage of ownership is based on 34,985,241 shares of Common Stock issued and outstanding as of January 31, 2003.

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

Address

80 rue de Rivoli
75004 Paris
France

Pras Holding Ltd. owns 3,356,151 Registered shares or 9.59% of the Company

5th Floor Steam Paket House
70 Cross Street
Manchester
England M2 4JU


     On May 8, 2003, the Company's Board of Directors passed a resolution to issue the Chief Executive Officer an option for 33,018,483 shares of the Company's common stock, and to issue the Chief Operating Officer an option for 2,000,000 shares of the Company's common stock. The options are contingent upon approval of the majority of the stockholders. In addition, the Company will place before the stockholder a motion to amend the Company's Employee Stock Option Plan to increase the number of options available under the Plan.

Item 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

     On August 9, 2001 (the "Merger Date") Finotec Group, Inc., formerly Online International Corporation ("Finotec Group"), a Nevada corporation without significant operations, acquired all of the outstanding shares of Finotec Ltd. ("Finotec Ltd.") (formerly Priory Marketing Ltd.), an Isle of Man company. The transaction was effected by the issuing of 21,500,000 shares of Finotec Group common stock to the stockholders of Finotec Ltd. This resulted in the former Finotec Ltd. stockholders owning approximately 61.5% of the outstanding shares of Finotec Group. For financial reporting purposes, the transaction was recorded as a recapitalization of Finotec Ltd., with Finotec Ltd. receiving the $1,320,363 net assets (assets of $1,404,636 less liabilities of $84,273) of Finotec Group as a capital contribution. Finotec Ltd. is the continuing surviving entity for accounting purposes, but is adopting the capital structure of Finotec Group, which is the continuing parent entity for legal purposes. All references to common stock have been restated to reflect the equivalent number of Finotec Group shares.

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

CERTAIN  BUSINESS  RELATIONSHIPS

     On December 17, 2002, the Company entered into an agreement (the "Agreement") with an employee (the "Employee"). Pursuant to the Agreement, the Employee loaned the Company $100,000 for an undefined period of time. The loan was payable on demand once the Company had achieved net cash reserves, as defined, in an amount exceeding $450,000 for three consecutive months. The loan does not bear any interest. The loan is secured by a promissory note signed by the Company in favor of the Employee and is secured by $100,000 of its note receivable. Subsequent to the year ended January 31, 2003, the Company cancelled the Agreement and the Company intends to repay the loan as cash flow permits.

     In January, 2003 the Company borrowed $30,000 from Dunleigh Investments Limited, a company whose shareholder is also a shareholder in Finotec Inc. The loan bears interest at the rate of 4% and is payable on demand.

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest other than listed in this Form 10K.


Item 12. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) All required exhibits are incorporated herein by reference from the Company's Form 10-SB and Amendments thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:   March 15, 2004                          By: /s/ Didier Essemini
                                             -----------------------
                                                  Didier Essemini
                                                  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature               Title                                 Date

/s/Didier Essemini
-------------------
Didier Essemini         President and a Director     March 15, 2004

/s/Guy Senbel
-------------------
Guy Senbel              Secretary and a Director     March 15, 2004

/s/Gil Ovadia
-------------------
Gil Ovadia              Director                     March 15, 2004