Form 10QSB
period 2003-04-30
FINOTEC GROUP INC
filed 2004-12-02
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934 for the quarter
                              ended April 30, 2003


                        Commission file number 033-20966
                        --------------------------------

                               Finotec Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in Its charter)

                 Nevada                               76-0251547
      -------------------------------             -------------------
      (State or other jurisdiction of               (IRS Employer
       Incorporation or Organization)             Identification No.)


                 18 West 33rd Street, Second Floor NY, NY 10001
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code 866-243-0771
                                                   ------------

                        Online International Corporation
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                   Common stock of $0.001 par value per share

     Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

     34,985,241 Common Series 0.001 par value
     Documents  incorporated by reference:  None.

                    FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                     April 30, 2003 and January 31, 2003................. 5

                  Consolidated Statements of Operations
                     Three months ended April 30, 2003 and 2002 ......... 6

                  Consolidated Statements of Cash Flows
                     Three months ended April 30, 2003 and 2002 ......... 7

                  Notes to Consolidated Financial Statements............. 8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.. ................. 11

Item 3.           Quantitative and Qualitative Disclosures
                  about Market Risk...................................... 13



PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...................................... 17

Item 2.           Changes in Securities and Use of Proceeds.............. 17

Item 3.           Submission of Matters to a Vote of Security Holders.... 17

Item 4.           Exhibits and Reports on Form 8-K....................... 17

                  Signature.............................................. 18

                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED
                                 APRIL 30, 2003

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                    CONTENTS
                                    --------

Consolidated Financial Statements:

     Balance Sheets - April 30, 2003 (Unaudited) and January 31, 2003                      5


     Statements of Operations - Three Months Ended April 30, 2003 and 2002 (Unaudited)     6


     Statements of Cash Flows - Three Months Ended April 30, 2003 and 2002 (Unaudited)     7


     Notes to Consolidated Financial Statements (Unaudited)                                8-10


                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                    April 30, 2003
                                                                      (Unaudited)     January 31, 2003
                                                                      -----------     ----------------
  A S S E T S

Current Assets
   Cash and cash equivalents                                           $  963,785         $  695,859
   Prepaid and other current assets                                        17,768             29,485
                                                                       ----------         ----------
                Total Current Assets                                      981,553            725,344

   Property and equipment, net                                            110,163             99,796
   Note receivable                                                        462,194            518,810
                                                                       ----------         ----------

                Total Assets                                           $1,553,910         $1,343,950
                                                                       ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Loan payable, related party                                         $   30,000         $   30,000
   Accrued expenses                                                        83,736            100,978
   Income taxes payable                                                    32,548             43,445
   Due to stockholder                                                      28,274             22,702
   Customers' deposits                                                    706,983            624,942
   Loan payable, employee                                                 100,000            100,000
   Other current liabilities                                                3,969             29,201
                                                                       ----------         ----------
                Total Liabilities, All Current                            985,510            951,268
                                                                       ----------         ----------

Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 34,985,241 shares issued and outstanding                  34,985             34,985
  Additional paid-in-capital                                            1,545,378          1,545,378
  Accumulated deficit                                                  (1,004,542)        (1,219,023)
  Accumulated other comprehensive (loss) income                            (7,421)            31,342
                                                                       ----------         ----------
                Total Stockholders' Equity                                568,400            392,682
                                                                       ----------         ----------

                Total Liabilities and Stockholders' Equity             $1,553,910         $1,343,950
                                                                       ==========         ==========


See accompanying notes to consolidated financial statements.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------




    FOR THE THREE MONTHS ENDED APRIL 30,                                             2003              2002
----------------------------------------------------------------------------------------------------------------

Net Gain (Loss) from Foreign Currency Future Operations                        $    361,719        ($    12,333)
                                                                               ------------         ------------

Operating Expenses
  Selling, general and administrative                                               150,902             109,511
  Research and development                                                           29,425              22,964
                                                                               ------------         ------------
           Total Operating Expenses                                                 180,327             132,475
                                                                               ------------         ------------

           Operating Gain (Loss)                                                    181,392        (    144,808)

Other Income (Expense)
  Interest (expense), net                                                             2,463        (     25,007)
  Financing income                                                                   19,458                 --
                                                                               ------------         ------------
           Income (Loss) Before Income Taxes                                        203,313        (    169,815)

  Income tax refund                                                                  11,168                  --
                                                                               ------------         ------------
           Net Income (Loss)                                                   $    214,481        ($   169,815)
                                                                               ============         ============

  Weighted average number of common shares outstanding                           34,985,241          34,985,241
                                                                               ============         ============

  Basic and diluted income (loss) per common share                                   *                    *
                                                                               ============         ============
 * Less than $.01 per share


See accompanying notes to consolidated financial statements.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------




FOR THE THREE MONTHS ENDED APRIL 30,                                                     2003               2002
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                                 $ 214,481          ($169,815)

Adjustment to Reconcile Net Income (Loss) to
   Net Cash (Used in) Provided by Operating Activities
    Depreciation                                                                         11,517             11,908
Changes in Operating Assets and Liabilities
    Decrease (increase) in prepaid and other current assets                              11,717             (8,142)
    (Decrease) increase in accrued expenses                                             (17,242)            11,523
    Decrease in income taxes payable                                                    (10,897)            (6,538)
    Increase in customers' deposits                                                      82,041            113,538
    Decrease in other current liabilities                                               (25,232)            (1,002)
    Increase (decrease) in due to stockholder                                             5,572             (2,176)
                                                                                      ---------          ---------

         Net Cash Provided by (Used in) Operating Activities                            271,957            (50,704)
                                                                                      ---------          ---------

Cash Flows from Investing Activities
    Collection of note receivable                                                        56,617             57,698
    Acquisition of property and equipment                                               (16,026)            (3,503)
                                                                                      ---------          ---------
           Net Cash Provided by Investing Activities                                     40,591             54,195
                                                                                      ---------          ---------

Effect of Foreign Currency Translation                                                  (44,622)            23,380
                                                                                      ---------          ---------
           Net Increase in Cash and Cash Equivalents                                    267,926             26,871

Cash and Cash Equivalents - Beginning                                                   695,859            466,550
                                                                                      ---------          ---------
           Cash and Cash Equivalents - Ending                                         $ 963,785          $ 493,421
                                                                                      =========          =========

Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for income taxes                                      $  15,217          $   6,539
                                                                                      =========          =========

See accompanying notes to consolidated financial statements.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies

     Interim Financial
     Information         The accompanying unaudited consolidated
                         financial statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the
                         Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at April 30, 2003, and the results of their operations and their cash flows for the three months ended April 30, 2003 and April 30, 2002. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2004.

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

     Going Concern       The accompanying consolidated financial statements
                         have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, since inception, the Company incurred losses of $1,004,542, which resulted mainly from research and development and selling, general and administrative expenses. In addition, the Company has a working capital deficit and still does not have significant revenues from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Reclassification    Certain April 30, 2002 account balances have been
                         reclassified to conform with the April 30, 2003 presentation.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies (Continued)

     Use of Estimates    The preparation of financial statements in conformity
                         with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three months ended April 30, 2003 and 2002, because the effect of these securities is antidilutive.

     Recent Accounting
     Pronouncements      In January, 2003, the Securities and Exchange
                         Commission ("SEC") issued a final rule requiring enhanced disclosure of material off-balance sheet transactions, arrangements, and other relationships with unconsolidated entities that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses. The rule also requires a tabular disclosure of future payments due under contractual commitments.
                         The disclosure requirements will become effective for the Company's fiscal 2004 annual report on Form 10-K.
                         The Company does not expect this pronouncement to have a material impact on its consolidated results of operations or financial position.

2. Property and Equipment
                         Property and equipment consist of the following:

                                                      Estimated Useful    April 30, 2003     January 31,
                                                       Lives (Years)       (Unaudited)          2003
                                                       -------------       -----------          ----

                          Computer equipment                 3              $  61,620        $  57,870
                          Purchased software                 3                109,181           96,066
                          Office furniture and
                            equipment                        7                 12,591           11,693
                          Leasehold improvements            10                 38,791           27,980
                          --------------------------------------------------------------------------------
                              Total Property and
                                Equipment at Cost                             222,183          193,609
                          Less accumulated depreciation
                            and amortization                                  112,020           93,813
                          --------------------------------------------------------------------------------
                              Property and Equipment - Net                   $110,163        $  99,796
                          ================================================================================

                      FINOTEC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------



3.   Comprehensive
     Income (Loss) The Company's comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) for the three months ended April 30, 2003 and 2002 is as follows:

                                                                               Three Months Ended
                                                                                    April 30,
                                                                            2003                 2002
                                                                            ----                 ----
                         Comprehensive income (loss)
                           Net income (loss)                               $214,481           ($169,815)
                           Foreign currency translation                     (38,763)             16,543
                         Comprehensive Income (Loss)                       $175,718           ($153,272)
                         ================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements of Finotec Group, Inc. and its subsidiaries contained herein. The results of operations for an interim period are not necessarily indicative of results for the year, or for any subsequent period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2003 AND 2002

NET GAINS FROM FOREIGN  CURRENCY  FUTURE  OPERATIONS

     Total net gains from foreign currency future operations were $361,719 for the three months ended April 30, 2003, as compared to a net loss from foreign currency future operations of $12,333 for the three months ended April 30, 2002, an increase of $374,052 due primarily to the increase of customers using the Forexcash trading platform and the increased earning of brokerage revenues.

     Net income was $214,481 for the three months ended April 30, 2003, as compared to a net loss of $169,815 for the three months ended April 30, 2002, an increase of $384,296. This increase related primarily to the increased trading using our flagship product, Forexcash, and a decrease in interest expenses. Revenues from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Technology development expenses for the three months ended April 30, 2003 were $29,425, as compared to $22,964 for the three months ended April 30, 2002, an increase of $6,461.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $150,902 for the three months ended April 30, 2003, as compared to $109,511 for the three months ended April 30, 2002. This increase of $41,391 was due to the increased marketing of Forexcash, the Company's online trading platform.

LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its cash balance by $267,926 from a cash balance at January 31, 2003 of $695,859 to $963,785 at April 30, 2003. This increase came primarily from an increase in net profits from the Company's foreign currency trading operations and an increase in customers' deposits and collection of note receivables.

     Net cash provided by operating activities amounted to $271,957 for the three months ended April 30, 2003, compared to net cash used in operating activities of $50,704 for the three months ended April 30, 2002, an increase of $322,661. The increase primarily resulted from a significant increase in net income and an increase in customers' deposits. Cash used in operating activities during the three months ended April 30, 2002, primarily resulted from a net loss.

     Net cash provided by investing activities for the three months ended April 30, 2003, was $40,591 as compared to $54,195 for the three months ended April 30, 2002, a decrease of $13,604. This decrease primarily resulted from an increase in the acquisition of equipment of $12,523.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. Assuming Printing Associates pays its obligations to the Company in a timely fashion, the Company has sufficient funds to satisfy their cash requirements until December 2003 assuming the monthly expenses of the Company at $67,000. Of our $67,000 monthly expense, we foresee $17,000 covering the salaries, management and administration of the Company with $50,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     We have no off balance sheet assets or liabilities.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the first quarter of 2004.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the three months ended April 30, 2003, there were no legal proceedings against the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A)  SALES OF UNREGISTERED SECURITIES

     During the three months ended April 30, 2003, the Company did not issue any shares or options.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters voted on by the security holders of the Company during this quarter.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     31.1 Section 302 certification
     32.1 Section 906 certification

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Finotec Group, Inc.
                               Registrant


Date: November 3, 2004         /s/ Didier Essemini
                               ----------------------------
                               Didier Essemini
                               Chief Executive Officer