Form 10QSB
period 2003-07-31
FINOTEC GROUP INC
filed 2004-12-02
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of The
                 Securities Exchange Act of 1934 for the quarter
                               ended July 31, 2003


                        Commission file number 033-20966
                        --------------------------------

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


                 18 West 33rd Street., Second Floor NY, NY 10001
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

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                        July 31, 2003  and January 31, 2003                    5

                  Consolidated Statements of Operations
                        Three months and six months ended
                        July 31, 2003 and 2002                                 6

                  Consolidated Statements of Cash Flows
                        Six months ended July 31, 2003 and 2002                7

                  Notes to Consolidated Financial Statements                   8

Item 2.           Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   11


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                           16

Item 2.           Changes in Securities and Use of Proceeds                   16

Item 3.           Submission of Matters to a Vote of Security Holders         16

Item 4.           Exhibits and Reports on Form 8-K                            16

                  Signatures                                                  17

                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                              FOR THE THREE AND SIX
                           MONTHS ENDED JULY 31, 2003

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                    CONTENTS
                                    --------


Consolidated Financial Statements:

       Balance Sheets - July 31, 2003 (Unaudited) and January 31, 2003                        5


       Statements of Operations - Three Months and Six Months Ended
         July 31, 2003 and 2002 (Unaudited)                                                   6


       Statements of Cash Flows - Six Months Ended July 31, 2003 and 2002 (Unaudited)         7


       Notes to Consolidated Financial Statements (Unaudited)                               8-10


                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------



                                                                     July 31, 2003
                                                                      (Unaudited)            January 31, 2003
                                                                      -----------            ----------------
  A S S E T S

Current Assets
   Cash and cash equivalents                                           $ 1,220,516              $   695,859
   Prepaid and other current assets                                         54,135                   29,485
                                                                       -----------              -----------
                Total Current Assets                                     1,274,651                  725,344

   Property and equipment, net                                             120,743                   99,796
   Note receivable                                                         396,052                  518,810
                                                                       -----------              -----------

                Total Assets                                           $ 1,791,446              $ 1,343,950
                                                                       ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Loan payable, related party                                         $    30,000              $    30,000
   Accrued expenses                                                        108,413                  100,978
   Income taxes payable                                                     16,010                   43,445
   Due to stockholder                                                       37,507                   22,702
   Customers' deposits                                                   1,041,268                  624,942
   Loan payable, employee                                                  100,000                  100,000
   Other current liabilities                                                27,600                   29,201
                                                                       -----------              -----------
                Total Liabilities, All Current                           1,360,798                  951,268
                                                                       -----------              -----------

Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 34,985,241 shares issued and outstanding                   34,985                   34,985
  Additional paid-in-capital                                             1,545,378                1,545,378
  Accumulated deficit                                                   (1,123,008)              (1,219,023)
  Accumulated other comprehensive (loss) income                            (26,707)                  31,342
                                                                       -----------              -----------
                Total Stockholders' Equity                                 430,648                  392,682
                                                                       -----------              -----------
                Total Liabilities and
                  Stockholders' Equity                                 $ 1,791,446              $ 1,343,950
                                                                       ===========              ===========


See accompanying notes to consolidated financial statements.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------



                                                                  Three Months Ended                       Six Months Ended
                                                                       July 31,                                July 31,
                                                                2003              2002                   2003             2002
                                                                ----              ----                   ----             ----

Revenues
  Net gains from foreign currency
    future operations                                       $     65,470        $     71,821        $    427,189       $     59,488
                                                            ------------        ------------        ------------       ------------
           Total Revenues                                         65,470              71,821             427,189             59,488
                                                            ------------        ------------        ------------       ------------

Operating Expenses
  Selling, general and administrative                            176,570             225,487             327,472            334,998
  Research and development                                        17,919              22,694              47,344             45,658
                                                            ------------        ------------        ------------       ------------
           Total Operating Expenses                              194,489             248,181             374,816            380,656
                                                            ------------        ------------        ------------       ------------
           Operating Income (Loss)                              (129,019)           (176,360)             52,373           (321,168)

Other Income (Expense)
  Interest income (expense), net                                     (60)             24,974               2,403                (33)
  Financing income                                                10,613                  --              30,071                 --
  Other expense                                                       --            (111,081)                 --           (111,081)
                                                            ------------        ------------        ------------       ------------
           Income (Loss) Before Income Taxes                    (118,466)           (262,467)             84,847           (432,282)

  Income tax refund                                                   --                  --              11,168                 --
                                                            ------------        ------------        ------------       ------------
           Net Income (Loss)                                ($   118,466)       ($   262,467)       $     96,015       ($   432,282)
                                                            ============        ============        ============       ============

  Weighted average number of
    common shares outstanding                                 34,985,241          34,985,241          34,985,241         34,985,241
                                                            ============        ============        ============       ============

  Basic and diluted loss per common share                            *          ($      0.01)                *         ($      0.01)
                                                            ============        ============        ============       ============

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------


FOR THE SIX MONTHS ENDED JULY 31,                                                          2003             2002
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                                $    96,015          ($  432,282)

Adjustment to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used in) Operating Activities
      Depreciation                                                                        24,851               23,904

Changes in Operating Assets and Liabilities
    Increase in prepaid and other current assets                                         (24,650)              (4,108)
    Increase (decrease) in accrued expenses                                                7,435               31,105
    Decrease in income taxes payable                                                     (27,435)             (13,077)
    Increase in customers' deposits                                                      416,326              141,470
    Decrease in other current liabilities                                                 (1,600)              (7,697)
    Increase (decrease) in due to stockholder                                             14,805               (1,733)
                                                                                     -----------          -----------
         Net Cash Provided by (Used in) Operating Activities                             505,747             (262,418)
                                                                                     -----------          -----------
Cash Flows from Investing Activities
    Collection of note receivable                                                        122,758              132,921
    Acquisition of property and equipment                                                (37,981)              (6,616)
                                                                                     -----------          -----------
           Net Cash Provided by Investing Activities                                      84,777              126,305
                                                                                     -----------          -----------

Effect of Foreign Currency Translation                                                   (65,867)               1,328
                                                                                     -----------          -----------
           Net Increase (Decrease) in
             Cash and Cash Equivalents                                                   524,657             (134,785)

Cash and Cash Equivalents - Beginning                                                    695,859              466,550
                                                                                     -----------          -----------
           Cash and Cash Equivalents
             - Ending                                                                $ 1,220,516          $   331,765
                                                                                     ===========          ===========

Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for income taxes                                     $    27,435          $    13,077
                                                                                     ===========          ===========

See accompanying notes to consolidated financial statements.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies

     Interim Financial
     Information                    The accompanying unaudited consolidated
                                    financial statements of the Company (as
                                    defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S.
                                    Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 31, 2003, and the results of their operations and their cash flows for the three and six months ended July 31, 2003 and July 31,
                                    2002. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January
                                    31, 2004.

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

     Going Concern                  The accompanying consolidated financial
                                    statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, since inception, the Company incurred losses of $1,123,008, which resulted mainly from research and development and selling, general and administrative expenses. In addition, the
                                    Company has a working capital deficit and still does not have significant revenues from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three and six month periods ended July 31, 2003 and 2002, because the effect of these securities is antidilutive.

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

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

2.   Property and Equipment         Property and equipment consist of the
                                    following:

                                                               Estimated Useful     July 31, 2003      January 31,
                                                                 Lives (Years)       (Unaudited)          2003
                                    ------------------------------------------------------------------------------
                                    Computer equipment                 3              $  62,900        $  57,870
                                    Purchased software                 3                112,102           96,066
                                    Office furniture and
                                      equipment                        7                 14,575           11,693
                                    Leasehold improvements            10                 58,844           27,980
                                    ------------------------------------------------------------------------------
                                        Total Property and
                                        Equipment at Cost                               248,421          193,609
                                    Less accumulated depreciation
                                      and amortization                                  127,678           93,813
                                    ------------------------------------------------------------------------------
                                        Property and Equipment - Net                   $120,743          $99,796
                                    ==============================================================================


3.   Comprehensive
     Loss The Company's comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.
                                    Comprehensive income (loss) for the three and six month periods ended July 31, 2003 and 2002 was as follows:

                                                                Three Months Ended           Six Months Ended
                                                                     July 31,                     July 31,
                                                              2003            2002          2003            2002
                                    ------------------------------------------------------------------------------
                                    Comprehensive loss
                                      Net income (loss)     ($118,466)     ($262,467)       $96,015     ($432,282)
                                      Foreign currency
                                      translation             (19,286)       (17,923)       (58,049)       (1,380)
                                    ------------------------------------------------------------------------------
                                      Comprehensive
                                      Income (loss)        ($137,752)     ($280,390)       $37,966      ($433,662)
                                    ==============================================================================

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2003 AND 2002

REVENUES

     NET GAINS FROM FOREIGN CURRENCY FUTURE OPERATIONS.

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. For the three months ended July 31, 2003, net gains from foreign currency future operations were $65,470 as compared to $71,821 for the three months ended July 31, 2002. For the six months ended July 31, 2003, revenues from foreign currency future operations were $427,189 compared to $59,488 for the same period last year. The increase of $367,701 is due to the increase of trading by brokerage clients.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT.

     Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses remained nearly unchanged. The amount for the three months ended July 31, 2003 was $17,919 and the amount for the three months ended July 31, 2002 was $22,694.

     Research and development expenses also remained nearly unchanged for the six month period ended July 31, 2003. Research and development expenses for the six month period ended July 31, 2003 was $47,344 and $45,658 for the six month period last year.

     SELLING, GENERAL AND ADMINISTRATIVE.

    Selling, general and administrative expenses for the three month period ended July 31, 2003 decreased by $48,917 from the three months ended July 31, 2002. This decrease was due primarily to the costs associated with the starting of operations of Forexcash, the Company's online trading platform during the first half of the year. Selling, general and administrative expenses were $176,570 for the three months ended July 31, 2003 and $225,487 for the three months ended July 31, 2002.

   Selling, general and administrative expenses for the six month period ended July 31, 2003 remained nearly unchanged. Selling, general and administrative expenses for the six month period ended July 31, 2003 was $327,472 and $334,998 for the six month period last year.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $524,657 to $1,220,516 at July 31, 2003, from $695,859 at January 31, 2003. The increase is primarily attributable to a significant increase in brokerage customers and trading using the Forexcash trading platform.

     Net cash provided by operating activities amounted to $505,747 for the six months ended July 31, 2003, compared to $262,418 used in operating activities for the six months ended July 31, 2002. The cash provided by operating activities for the six months ended July 31, 2003, primarily resulted from a significant increase in customers' deposits from using the Forexcash trading platform, while cash used during the six months ended July 31, 2002, primarily resulted from the net loss of $432,282.

     Net cash provided by investing activities for the six months ended July 31, 2003, was $84,777 as compared to net cash provided by investing activities of $126,305 for the six months ended July 31, 2002. The change was primarily attributable to a decrease in the collection of the note receivable and an increase in the acquisition of equipment, during the six months ended July 31, 2003.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. Assuming Printing Associates pays its obligations to the Company in a timely fashion, the Company has sufficient funds to satisfy their cash requirements until July 2004 assuming the monthly expenses of the Company at $67,000. Of our $67,000 monthly expense, we foresee $17,000 covering the salaries, management and administration of the Company with $50,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     We have no off balance sheet assets or liabilities.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the second quarter of 2004.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended July 31, 2003, there were no legal proceedings being brought against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

     During the three months ended July 31, 2003, the Company did not issue any shares or options.

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


                               Finotec Group, Inc.
                               Registrant


November 4, 2004               /s/ Didier Essemini
----------------               --------------------------------
Date                           Didier Essemini
                               Chief Executive Officer