Form 10QSB
period 2003-10-31
FINOTEC GROUP INC
filed 2004-12-02
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of The
                 Securities Exchange Act of 1934 for the quarter
                             ended October 31, 2003


                        Commission file number 033-20966
                        ---------------------------------

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


                    18 West 33rd, Second Floor, NY, NY 10001
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

                    FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                      Page
                                                                      ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                     October 31, 2003  and January 31, 2003             5

                  Consolidated Statements of Operations
                     Three months and nine months ended October 31,
                     2003 and 2002                                      6

                  Consolidated Statements of Cash Flows
                     Nine months ended October 31, 2003 and 2002        7

                  Notes to Consolidated Financial Statements            8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        11


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                    16

Item 2.           Changes in Securities and Use of Proceeds            16

Item 3.           Submission of Matters to a Vote of Security Holders  16

Item 4.           Exhibits and Reports on Form 8-K                     16

                  Signatures                                           17

                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                             FOR THE THREE AND NINE
                          MONTHS ENDED OCTOBER 31, 2003

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                    CONTENTS
                                    --------






Consolidated Financial Statements:                                         Page
                                                                           ----

    Balance Sheets - October 31, 2003 (Unaudited) and January 31, 2003       5


    Statements of Operations - Three Months and Nine Months Ended
     October 31, 2003 and 2002 (Unaudited)                                   6


    Statements of Cash Flows - Nine Months Ended October 31, 2003
     and 2002 (Unaudited)                                                    7


    Notes to Consolidated Financial Statements (Unaudited)                8-10

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                     October 31, 2003
                                                                        (Unaudited)     January 31, 2003
                                                                        -----------     ----------------
  A S S E T S

Current Assets
   Cash and cash equivalents                                              $  904,087      $  695,859
   Marketable securities                                                      22,283              --
   Prepaid and other current assets                                           37,236          29,485
                                                                              ------          ------
                Total Current Assets                                         963,606         725,344

   Property and equipment, net                                               110,949          99,796
   Note receivable                                                           361,786         518,810
                                                                             -------         -------

                Total Assets                                              $1,436,341      $1,343,950
                                                                          ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Loan payable, related party                                            $   30,000      $   30,000
   Accrued expenses                                                          141,200         100,978
   Income taxes payable                                                        9,472          43,445
   Due to stockholder                                                         44,008          22,702
   Customers' deposits                                                       720,315         624,942
   Loan payable, employee                                                     95,000         100,000
   Other current liabilities                                                      --          29,201
                                                                           ---------         -------
                Total Liabilities, All Current                             1,039,995         951,268
                                                                           ---------         -------
Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 34,985,241 shares issued and outstanding                     34,985          34,985
  Additional paid-in-capital                                               1,545,378       1,545,378
  Accumulated deficit                                                     (1,166,690)     (1,219,023)
  Accumulated other comprehensive (loss) income                              (17,327)         31,342
                                                                             -------          ------
                Total Stockholders' Equity                                   396,346         392,682
                                                                             -------         -------

                Total Liabilities and
                Stockholders' Equity                                      $1,436,341      $1,343,950
                                                                          ==========      ==========


See accompanying notes to consolidated financial statements.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------



                                                                    Three Months Ended                        Nine Months Ended
                                                                        October 31,                              October 31,
                                                                  2003              2002                     2003             2002
                                                                  ----              ----                     ----             ----
Revenues
  Net gains (losses) from foreign
    currency future operations                              $    233,592        ($     8,238)       $    660,781       $     51,250
                                                            ------------        ------------        ------------       ------------
           Total Revenues                                        233,592              (8,238)            660,781             51,250
                                                            ------------        ------------        ------------       ------------

Operating Expenses
  Selling, general and administrative                            256,717             160,878             584,189            495,876
  Research and development                                        24,239              22,958              71,583             68,616
                                                            ------------        ------------        ------------       ------------
           Total Operating Expenses                              280,956             183,836             655,772            564,492
                                                            ------------        ------------        ------------       ------------
           Operating Income (Loss)                               (47,364)           (192,074)              5,009           (513,242)

Other Income (Expense)
  Interest income (expense), net                                   3,279             (13,201)              5,682            (13,234)
  Financing income                                                   402                  --              30,473                 --
  Loss from customer's transactions                                   --                  --                  --           (111,081)
                                                            ------------        ------------        ------------        -----------
           (Loss) Income Before
             Income Taxes                                        (43,683)           (205,275)             41,164           (637,557)

  Income tax refund                                                   --                  --              11,168                 --
                                                            ------------        -------------       ------------        -----------
           Net (Loss) Income                                ($    43,683)       ($   205,275)       $     52,332       ($   637,557)
                                                            ============        ============        ============       ============

  Weighted average number of
    common shares outstanding                                 34,985,241          34,985,241          34,985,241         34,985,241
                                                            ============        ============        ============       ============

  Basic and diluted loss per common share                            *          ($      0.01)                *         ($      0.02)
                                                            ============        ============        ============       ============

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

FOR THE NINE MONTHS ENDED OCTOBER                                                        2003               2002
----------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income (loss)                                                               $  52,332          ($637,557)

Adjustment to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used in) Operating Activities
      Depreciation                                                                     39,363             35,819

Changes in Operating Assets and Liabilities
    Increase in prepaid and other current assets                                       (7,751)            (8,205)
    Increase in accrued expenses                                                       40,222             27,956
    Decrease in income taxes payable                                                  (33,973)           (28,478)
    Increase in customers' deposits                                                    95,373            527,239
    Decrease in other current liabilities                                             (29,200)            (5,816)
    Increase in due to stockholder                                                     21,306              8,187
                                                                                    ---------          ---------
           Net Cash Provided by (Used in) Operating Activities                        177,672            (80,855)
                                                                                    ---------          ---------
Cash Flows from Investing Activities
    Collection of note receivable                                                     157,024            191,413
    Acquisition of property and equipment                                             (43,781)           (17,876)
    Cash paid for investment                                                          (22,283)                --
                                                                                    ---------          ---------
           Net Cash Provided by Investing Activities                                   90,960            173,537
                                                                                    ---------          ---------
Cash Flows from Financing Activities
    Payment of loan payable, employee                                                  (5,000)                --
                                                                                    ---------          ---------
           Net Cash Used in Financing Activities                                       (5,000)                --
                                                                                    ---------          ---------
Effect of Foreign Currency Translation                                                (55,404)            11,001
                                                                                    ---------          ---------
           Net Increase in Cash and Cash Equivalents                                  208,228            103,683

Cash and Cash Equivalents - Beginning                                                 695,859            466,550
                                                                                    ---------          ---------
           Cash and Cash Equivalents - Ending                                       $ 904,087          $ 570,233
                                                                                    =========          =========
Supplemental Disclosure of Cash Flow Information
    Cash Paid During the Period
       Income taxes                                                                 $  33,973          $  28,478
                                                                                    =========          =========

See accompanying notes to consolidated financial statements.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

1.   Summary of Significant Accounting Policies

     Interim Financial
     Information         The accompanying unaudited consolidated financial
                         statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 31, 2003, and the results of their operations and their cash flows for the three and nine months ended
                         October 31, 2003 and October 31, 2002. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending
                         January 31, 2004.

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

      Going Concern
     Securities          The accompanying consolidated financial statements
                         have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, since inception, the Company incurred losses of $1,166,690 which resulted mainly from research and development and selling, general and administrative expenses. In addition, the Company has a working capital deficit and still does not have significant revenues from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


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

     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not considered for the three and nine month periods ended October 31, 2003 and 2002, because the effect of these securities is antidilutive.

     Marketable
     Securities          Marketable securities consist principally of
                         corporate stocks. Management has classified the Company's marketable securities as available for sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. As of October 31, 2003 the market value of the security equals its cost.


                      FINOTEC GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

2.   Property and
     Equipment           Property and equipment consist of the following:

                                                                                   Estimated         October 31,
                                                                                    Useful              2003            January 31,
                                                                                 Lives (Years)       (Unaudited)            2003
                                   -------------------------------------------------------------------------------------------------
                                   Computer equipment                                3               $ 66,719               $ 57,870
                                   Purchased software                                3                110,529                 96,066
                                   Office furniture and
                                   equipment                                         7                 16,002                 11,693
                                   Leasehold improvements                           10                 58,019                 27,980
                                   -------------------------------------------------------------------------------------------------
                                       Total Property and
                                       Equipment at Cost                                              251,269                193,609
                                   Less accumulated depreciation
                                   and amortization                                                   140,320                 93,813
                                   -------------------------------------------------------------------------------------------------
                                       Property and Equipment - Net                                  $110,949               $ 99,796
                                   =================================================================================================


3.   Comprehensive
     Loss The Company's comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.
                         Comprehensive income (loss) for the three and nine month periods ended October 31, 2003 and 2002 was as follows:

                                                               Three Months Ended                        Nine Months Ended
                                                                   October 31,                              October 31,
                                                              2003            2002                    2003              2002
                                   -------------------------------------------------------------------------------------------------
                                   Comprehensive loss

                                   Net income (loss)       ($ 43,683)        ($205,275)            $  52,332          ($637,557)
                                   Foreign currency
                                     translation               9,380             8,208               (48,669)             6,828
                                   -------------------------------------------------------------------------------------------------
                                     Comprehensive
                                     Income (Loss)         ($ 34,303)        ($197,067)            $   3,663          ($630,729)
                                   =================================================================================================


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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2003 AND 2002

REVENUES

NET GAINS FROM FOREIGN CURRENCY FUTURE OPERATIONS.

Net Gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. For the three months ended October 31, 2003, net gains from foreign currency future operations resulted in a gain of $233,592 while there was a net loss of $8,238 for the three months ended October 31, 2002, an increase of $241,830. For the nine months ended October 31, 2003, net gains from foreign currency future operations were $660,781 compared to $51,250 for the same period last year, an increase of $609,531. These increases were due primarily to the increase in trading caused by an increase in customers using the Forexcash online trading platform.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT.

Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses remained nearly unchanged for the quarter. Research and development expenses for the three months ended October 31, 2003 were $24,239 and $22,958 for the three months ended October 31, 2002.

Research and Development remained steady for the nine months ended October 31, 2003. Research and development expenses for the nine month period ended October 31, 2003 were $71,583 and $68,616 for the nine month period last year.

SELLING, GENERAL AND ADMINISTRATIVE.

Selling, general and administrative expenses were approximately $256,717 for the three months ended October 31, 2003, as compared to $160,878 for the three months ended October 31, 2002, an increase of $95,839. Selling, General and Administrative expenses for the nine month period ended October 31, 2003 remained nearly unchanged. Selling, general and administrative for the nine month period ended October 31, 2003 was $584,189 and $495,876 for the nine month period last year. These increases were due primarily to the continued development of Forexcash, the Company's online trading platform and the increase in administrative and professional costs accompanying the operation of business.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $208,228 to $904,087 at October 31, 2003, from $695,859 at January 31, 2003. The increase is primarily attributable to a significant increase in profits from foreign currency operations partly offset by an increase in operating activities.

Net cash provided by operating activities amounted to $177,672 for the nine months ended October 31, 2003, compared to net cash used in operating activities of $80,855 for the nine months ended October 31, 2002. The cash provided by operating activities, for the nine months ended October 31, 2003, primarily resulted from a significant increase in net income from foreign currency operations while cash used during the nine months ended October 31, 2002, primarily resulted from the net loss of $637,557 offset by an increase in customer deposits of $527,239.

Net cash provided by investing activities for the nine months ended October 31, 2003, was $90,960 as compared to $173,537 for the nine months ended October 31, 2002. The decrease is due to a decrease in collection of the note receivable and an increase in the acquisition of equipment.

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. Assuming Printing Associates pays its obligations to the Company in a timely fashion, the Company has sufficient funds to satisfy their cash requirements until October 2004 assuming the monthly expenses of the Company at $67,000. Of our $67,000 monthly expense, we foresee $17,000 covering the salaries, management and administration of the Company with $50,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

We have no off balance sheet assets or liabilities.

We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the third quarter of 2004.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            During the three months ended October 31, 2003, there were no legal proceedings against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

     During the three months ended October 31, 2003, the Company did not issue any shares or options.

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