Form 10KSB
period 2004-01-31
FINOTEC GROUP INC
filed 2005-05-16
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended January 31, 2004


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


              18 West 33rd Street, Second Floor, New York, NY 10001
          -------------------------------------------------------------
                    (Address of principal executive offices)


        Registrant's telephone number, including area code 866-243-0771



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

     State Issuer's Revenues for its most recent fiscal year. $947,521 Aggregate market value of the voting stock held by non-affiliates of registrant:
$0 as of January 31, 2004

     Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
  34,985,241 Common Series 0.001 par value

  Documents  incorporated by reference:  None.

                                TABLE OF CONTENTS

                                     PART I

                                                                      PAGE

Item 1.   Organization and Business                                    4

Item 2.   Properties                                                  23

Item 3.   Legal Proceedings                                           23

Item 4.   Submission of Matters to a Vote of Security-Holders         23

                                     PART II

Item 5.   Market for the Registrant's Common Stock and                23
          Related Stockholder Matters

Item 6.   Management's Discussion and Analysis of Financial           24
          Condition and Results of Operations

Item 7.   Financial Statements and Supplementary Data                 F-0
          (Included in Item 14)

Item 8.   Changes in and Disagreements with Accountants on            29
          Accounting and Financial Disclosure

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant          29

Item 10.  Management Remuneration                                     30

Item 11.  Security Ownership of Certain Beneficial Owners and         31
          Management

Item 12.  Certain Relationships and Related Transactions              33

                                     PART IV

Item 13.  Exhibits, Financial Statements, Schedules and Reports       34
          on Form 8-K

Item 1.  Organization and Business

     Finotec Group, Inc. (the "Company" or "Finotec") was formed under the laws of Nevada on October 8, 1987, under the name "Condor West Corporation" for the purpose of implementing an initial distribution of its stock and thereafter to seek operating businesses as potential candidates for acquisition or other forms of combination. The Company had no operations for a period of over three years when it did a share for share merger and became Online International Corporation in September, 1999. As Online International Corporation the Company was in the business of designing, printing, and manufacturing lottery tickets and play slips for automated on-line contractors and on track and off-track betting until May 10, 2000 when the Board of Directors formalized its decision to discontinue operations. On July 17, 2000 the Company sold all of its assets for a combination of cash, notes and the assumption of debts by the purchasers. On August 9, 2001, the Company purchased Finotec, Ltd. (formerly known as Priory Marketing Ltd.) in exchange for 21,500,000 common shares, representing approximately 62% of the Company's issued and outstanding voting shares. The consideration paid by the Holding Company ("Finotec, Ltd.") in exchange for the stock of the Registrant was all of the outstanding capital stock of Finotec, Ltd., an Isle of Man company. Finotec, Ltd. owns 99.7% of the issued and outstanding shares of capital stock of Forexcash Global Trading Ltd. ("Forexcash"), an Israeli company, which is the owner of certain software, equipment, intellectual property and contracts. Via Forexcash, the Company is in the business of developing and marketing software for electronic trading of foreign currency through the Internet. In February, 2002, the Company changed its name to Finotec Group, Inc. to better reflect its current business operations.

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

     The Company currently develops, markets and operates a software system delivering foreign exchange investment services to the general public via the internet. The Company has developed and operates an Internet-based brokerage firm for institutional, professional and serious active individual traders in the foreign currency market. The Company's brokerage firm offers an electronic trading platform which seamlessly integrates strategy trading tools, historical and streaming real-time market data, and direct-access order-routing and execution. Direct-access trading means, with respect to transactions in spot foreign exchange transactions, direct Internet connections to Finotec's electronic platform where Finotec acts as a market maker for its customers based on the prices traded in the Interbank market. With respect to forward foreign exchange transactions, it means that Finotec offers non-deliverable futures currency contracts that Finotec usually clears itself using Finotec technology and the futures clearing firm's online execution system which implements an electronic order placement and execution. When there is no compensation inside the system with its customers, Finotec turns to other institutions to clear the contract. The Company offers its customers spot trading through the Internet and is currently exploring the possibility of offering the trading of futures contracts as well as other financial instruments to its customers.

     Under the Company's business model, the Company seeks recurring revenues by offering, through its financial software product, Forexcash (and its planned enhanced versions), spread-earning based brokerage services with no commission and no cost to its customers. Forexcash is a front and back office market maker application for online real-time trading in foreign currencies. The Company intends to use its capability to provide strategy trading tools, and the unique quality and functionality of those tools, to build a high-quality brokerage customer base of institutional, professional and serious active individual traders. The Company also intends to sell licenses to its trading system directly through financial institutions such as commercial banks. The Company will also provide training in online foreign currency trading as well as offer its customers the option of wireless trading of foreign currencies.


     THIS REPORT (PARTICULARLY "ITEM 1. BUSINESS" AND "ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SEE "ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS; BUSINESS RISKS."

INDUSTRY BACKGROUND

     Over the past decade, the volume of trading in the world's foreign exchange market has grown dramatically. The average daily trading volume is more than $1.5 billion dollars. Recently, even more dramatic than the growth in the foreign exchange markets, has been the explosive growth of direct-access trading through electronic marketplaces. We believe that one of the reasons for this explosive growth is the growing presence of direct-access trading solutions.

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

     Forexcash's application servers were developed in Java Sun. We believe the Java Sun application is compatible with most operating systems and using it provides us the opportunity to offer numerous advantages such as ready to use software where no installation is necessary. The Java Sun application assists with the security of the data transfers, the offering of real-time information and the technical analysis capabilities. The communication in the system between the client applet and the servers are encrypted with the RSA protocol based on an algorithm that we developed ourselves.

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

     We also intend to negotiate with business schools to get them to offer foreign exchange and over the counter futures courses in their schools in association with our Company and using our trading platform.


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

EMPLOYEES

     As of January 31, 2004, we had 10 full-time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

     Expenses are expected to exceed revenue in 2005. We anticipate that we will need to raise funds from additional financings in the future. Any financings may result in dilution to our existing shareholders. The terms of any future financings may impose restrictions on the manner in which we conduct our business, such as controlling future decisions by us to make capital expenditures, acquisitions or significant asset sales. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our services to customers, take advantage of future opportunities for strategic alliances, grow our business, support our increasing operating expenses or respond to competitive pressures or unanticipated requirements, which would materially and adversely affect our business and operations.

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

Item 2.  Properties

     The Company's main business operations are located at Industry Building, Hamered 29 P.O. Box 50219 61501 Tel Aviv, Israel. There, via an agreement by Forexcash Global Trading Ltd. (which is a 99.7% owned subsidiary of Finotec Ltd. a wholly owned subsidiary of the Company) the Company rents 130 square meters of office space. Rent expense for the fiscal year ended January 31, 2004 was $7,342.

Item 3. Legal Proceedings

In May, 2004, the Tel-Aviv Stock Exchange Ltd. ("the Stock Exchange") submitted a claim against the Company for a permanent and temporary restraining order to prevent the Company from using the Tel-Aviv 25 Index and/or any other index owned by the Stock Exchange as part of the Company's online trading at its website. The Company claimed that the Stock Exchange does not have copyrights regarding the indexes and that it did not mislead the public in any way.

The Company answered the claim for a temporary restraining order, and in June, 2004, the Court accepted the Company's claim. In August, 2005, the Stock Exchange appealed to the Supreme Court, and thereafter the Company submitted its response to the appeal. The Supreme Court has yet to make a determination with regard to the appeal and has not set a date for a hearing.

Management does not expect this claim to have a material effect on the Company's financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders for the fiscal year ended January 31, 2004.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters


(a) The Company's Common Stock is quoted on the pink sheets under the symbol "FTGI" The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending January 31, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                             High              Low
                                            -----              ----
                  2004
                  -----
                  First Quarter             n/a                  n/a
                  Second Quarter            n/a                  n/a
                  Third Quarter             n/a                  n/a
                  Fourth Quarter            n/a                  n/a

                  2003
                  -----
                  First Quarter             n/a                  n/a
                  Second Quarter            n/a                  n/a
                  Third Quarter             n/a                  n/a
                  Fourth Quarter            n/a                  n/a


(b) No dividends were paid during the fiscal year ending January 31, 2004. The Articles of Merger restrict the Company's ability to pay dividends. The Company may not pay dividends if doing so would result in a consolidated current ratio of less than two, that is, current assets equaling less than twice current liabilities.

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

     The Company currently operates, develops and markets a software system delivering foreign exchange investment services to the general public via the internet. The Company has developed and currently operates an Internet-based brokerage firm for institutional, professional and serious active individual traders in the foreign currency market. The Company's brokerage firm offers an electronic trading platform which seamlessly integrates strategy trading tools, historical and streaming real-time market data, and direct-access order-routing and execution. Direct-access trading means, with respect to transactions in spot foreign exchange transactions direct Internet connections to Finotec's electronic platform where Finotec Trading acts as a Market maker for its customers based on the prices traded in the Interbank market. With respect to forward foreign exchange transactions, it means that Finotec offers futures dates non-deliverible currencies contracts that are cleared by Finotec. Finotec turns to other institutions in the market when there is no compensation inside the system with its customers. The Company offers its customers spot trading through the Internet and is currently exploring the possibility of offering the trading of futures contracts as well as other financial instruments to its customers.

     Under our business model, we seek recurring revenues mainly by offering, through our financial software product Forexcash (and its planned enhanced versions), Spread earning-based brokerage services with no commission charged to the customers. Forexcash is a front and back office market maker application for online real-time trading in foreign currencies. We intend to use our capability to provide strategy trading tools, and the unique quality and functionality of those tools, to build a high-quality brokerage customer base of institutional, professional and serious active individual traders. The Company also intends to sell licenses to its trading system directly to financial institutions such as commercial banks. We will also provide training in online foreign currency trading as well as offer our customers the option of wireless trading of foreign currencies.

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

OVERALL

     Net gain from foreign currency future operations was $947,521 for the year ended January 31, 2004. There was net gains of $72,750 from foreign currency future operations for the year ended January 31, 2003. This increase of $874,771 is due to the Company developing and growing the foreign currency trading on their software as well as the fact that in the year ended January 31, 2003 the Company had only recently started operations.


OPERATING EXPENSES


     RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials. The Forexcash Global Trading, Ltd. Subsidiary owns all intellectual property rights relating to our business. Research and development expenses were $95,919 for the year ended January 31, 2004, and $91,569 for the year ended January 31, 2003, an increase of $4,350.



     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, information technology employees, telecommunications, rent, other facility expenses, and insurance. General and administrative expenses were $919,720 for the year ended January 31, 2004, and $679,888 for the year ended January 31,2003, an increase of $239,832 due primarily to the Company's continuing development of its business.


Liquidity and Capital Resources

     The Company's cash balance decreased by $21,975 from a cash balance at January 31, 2003 of $695,859 to $673,884 at January 31, 2004. The decrease is primarily attributable to cash used in operating activities and cash used by financing activities offset by cash provided by investing activities.


Net cash used in operating activities amounted to $45,204 for the year ended January 31, 2004, while it was $110,468 for the year ended January
31, 2003, an increase of $65,264. The cash used in operating activities, for the year ended January 31, 2004, primarily resulted from the net loss of $246,443, the acquisition of marketable securities of $413,562, a decrease in income taxes payable and other current liabilities offset by an increase in accounts payable and accrued expenses of $121,737, and an increase in customer accounts of $194,275. Non-cash items offsetting the net loss consisted of depreciation expense of $53,690 and the write-down of the note receivable in the amount of $271,384.

Net cash provided by investing activities for the year ended January 31, 2004, was $94,489 while it was $190,823 for the year ended January 31, 2003, a decrease of $96,334. The cash provided by investing activities for the year ended January 31, 2004, primarily resulted from the collection of the note receivable, offset by the acquisition of property and equipment, as was the case for the year ended January 31, 2003.

The Company had cash used by financing activities of $15,000 during the year ended January 31, 2004 compared to net cash provided by financing activities of $130,000 during the year ended January 31, 2003, a decrease of $145,000. This decrease of $145,000 resulted from repayment of loans payable of $15,000 as opposed to proceeds from loans payable of $130,000 for the year ended January 31, 2003.

     Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until February, 2005 assuming the monthly expenses of the Company at $76,000. Of our $76,000 monthly expense, we foresee $17,000 covering the management and administration of the Company with $59,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     The Company has no plans to increase the number of employees it employs at this time, and plans to continue to utilize its current employees for at least the duration of 2004. The Company does not believe that it will be making major plant and equipment purchases during this year.

     Until required for operations, Finotec's policy is to invest its cash reserves in bank deposits.

     There can be no assurance that profitability will ever be achieved. Finotec expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Finotec's control.

Item 7.





                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            JANUARY 31, 2004 AND 2003

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                                        CONTENTS
--------------------------------------------------------------------------------





Report of Independent Registered Public Accounting Firm                 F-1


Consolidated Financial Statements:

       Balance Sheet                                                    F-2


       Statements of Operations                                         F-3


       Statements of Stockholders' Equity                               F-4


       Statements of Cash Flows                                         F-5


       Notes to Consolidated Financial Statements                       F-6-12

HOBERMAN, MILLER,
GOLDSTEIN & LESSER, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

                                                            226 WEST 26TH STREET
                                                         NEW YORK, NY 10001-6785
                                               (212) 463-0900 FAX (212) 691-6452

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
and Stockholders
Finotec Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Finotec Group, Inc. and Subsidiaries as of January 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finotec Group Inc. and Subsidiaries as of January 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States.


Hoberman, Miller, Goldstein & Lesser, P.C.




December 22, 2004

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

  AS OF JANUARY 31, 2004
  -------------------------------------------------------------------------------------------------------------------

  A S S E T S

  Current Assets
     Cash and cash equivalents                                                                  $   673,884
     Marketable securities                                                                          413,562
     Prepaid and other current assets                                                                35,315
  -------------------------------------------------------------------------------------------------------------------
                  Total Current Assets                                                            1,122,761

     Property and equipment, net                                                                    116,068
     Note receivable                                                                                 90,403
  -------------------------------------------------------------------------------------------------------------------
                  Total Assets                                                                   $1,329,232
  ===================================================================================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Loan payable, related party                                                                $    30,000
     Accounts payable and accrued expenses                                                          222,714
     Income taxes payable                                                                             2,932
     Customers' accounts                                                                            819,217
     Due to stockholder                                                                              58,500
     Loan payable                                                                                    85,000
  -------------------------------------------------------------------------------------------------------------------
                  Total Current Liabilities                                                       1,218,363

     Accrued severance payable                                                                       13,460
  -------------------------------------------------------------------------------------------------------------------
                  Total Liabilities                                                               1,231,823
  -------------------------------------------------------------------------------------------------------------------

  Commitments and Contingencies

  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
       authorized, 34,985,241 shares issued and outstanding                                          34,985
    Additional paid-in-capital                                                                    1,545,378
    Accumulated deficit                                                                         ( 1,465,466)
    Accumulated other comprehensive loss                                                        (    17,488)
  -------------------------------------------------------------------------------------------------------------------
                  Total Stockholders' Equity                                                         97,409
  -------------------------------------------------------------------------------------------------------------------
                  Total Liabilities and Stockholders' Equity                                    $ 1,329,232
  ===================================================================================================================

See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

  FOR THE YEARS ENDED JANUARY 31,                                             2004                    2003
  -------------------------------------------------------------------------------------------------------------------
   Revenues
     Net gain from foreign currency future operations                   $   947,521                $  72,750
    -----------------------------------------------------------------------------------------------------------------
              Total Revenues                                                947,521                   72,750
    -----------------------------------------------------------------------------------------------------------------

   Operating Expenses
     Selling, general and administrative                                    919,720                  679,888
     Research and development                                                95,919                   91,569
    -----------------------------------------------------------------------------------------------------------------
              Total Operating Expenses                                    1,015,639                  771,457
    -----------------------------------------------------------------------------------------------------------------
              Operating Loss                                           (     68,118)              (  698,707)

   Other Income (Expense)
     Loss from customer's transactions                                                            (  111,081)
     Write-down of note receivable                                     (    271,384)
     Interest income, net                                                     9,816                   44,999
     Income (expense) from exchange rate differences                         81,360               (   12,176)
     Other                                                             (      9,286)              (    7,841)
    -----------------------------------------------------------------------------------------------------------------
              Loss Before Income Tax Expense (Benefit)                 (    257,612)              (  784,806)

     Income tax benefit (expense)                                            11,169               (    4,132)
    -----------------------------------------------------------------------------------------------------------------
              Net Loss                                                 ($   246,443)              ($ 788,938)
    =================================================================================================================

     Weighted average number of common shares outstanding                34,985,241               34,985,241
    =================================================================================================================

     Basic and diluted loss per common share                                 ($0.01)                  ($0.02)
    =================================================================================================================

    See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                   Accumulated
                                                              Additional                             Other
                                           Common Stock        Paid in        Accumulated        Comprehensive
                                       Shares        Amount    Capital          Deficit          Income (Loss)           Total
-----------------------------------------------------------------------------------------------------------------------------------
  Balance - February 1, 2002           34,985,241    $34,985  $1,545,378    ($   430,085)         $  17,231          $ 1,167,509

  Net loss                                                                  (    788,938)                           (    788,938)

  Foreign currency translation gain                                                                  14,111               14,111
-----------------------------------------------------------------------------------------------------------------------------------
  Balance - January 31, 2003           34,985,241     34,985   1,545,378    (  1,219,023)            31,342              392,682

  Net loss                                                                  (    246,443)                           (    246,443)

  Foreign currency translation loss                                                              (   48,830)        (     48,830)
-----------------------------------------------------------------------------------------------------------------------------------
  Balance - January 31, 2004           34,985,241    $34,985  $1,545,378    ($ 1,465,466)        ($  17,488)         $    97,409
===================================================================================================================================

  See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

FOR THE YEARS ENDED JANUARY 31,                                               2004                    2003
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net loss                                                              ( $246,443)             ( $788,938)

Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities
      Depreciation                                                            53,690                  47,245
      Accretion of note receivable                                                                (   39,853)
      Write down of note receivable                                          271,384

Changes in Operating Assets and Liabilities
    Increase in marketable securities                                     (  413,562)
    (Increase) decrease in prepaid and other current assets               (    5,830)                  1,100
    Increase in account payable and accrued expenses                         121,737                  46,871
    Decrease in income taxes payable                                      (   40,513)             (   28,478)
    Increase in customers' accounts                                          194,275                 624,942
    (Decrease) increase in other current liabilities                      (   29,200)                  8,614
    Increase in due to stockholder                                            35,798                  18,029
    Increase in accrued severance payable                                     13,460
---------------------------------------------------------------------------------------------------------------------------
         Net Cash Used in Operating Activities                            (   45,204)             (  110,468)
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Collection of note receivable                                            157,023                 221,797
    Acquisition of property and equipment                                 (   62,534)             (   30,974)
---------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Investing Activities                            94,489                 190,823
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Proceeds from loan payable, related party                                                         30,000
    Proceeds from loan payable                                                                       100,000
    Repayment of loan payable                                             (   15,000)
---------------------------------------------------------------------------------------------------------------------------
         Net Cash (Used in) Provided by Financing Activities              (   15,000)                130,000
---------------------------------------------------------------------------------------------------------------------------
Effect of Foreign Currency Translation                                    (   56,260)                 18,954
---------------------------------------------------------------------------------------------------------------------------
         Net (Decrease) Increase in Cash
             and Cash Equivalents                                         (   21,975)                229,309

Cash and Cash Equivalents - Beginning of Year                                695,859                 466,550
---------------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents - End of Year                           $ 673,884                $695,859
===========================================================================================================================

Supplemental Disclosure of Cash Flow Information
    Cash paid during the year for income taxes                               $40,513                 $32,610
===========================================================================================================================
    Cash paid during the year for interest                                    $1,846                    $152
===========================================================================================================================


See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1.   Description of
     Business Finotec Group, Inc. ("Finotec, Inc.), a Nevada corporation, is principally engaged, through its wholly-owned subsidiaries, in offering foreign currency market trading to professionals and retail clients over its web-based trading system.

2.   Summary of Significant Accounting Policies

     Principles of
     Consolidation                  The consolidated financial statements
                                    include the accounts of Finotec Inc. and its wholly-owned subsidiaries, Finotec Trading,
                                    Inc. ("Finotec Trading"), Finotec Ltd., and
                                    Finotec Ltd.'s 99.7% owned subsidiary,
                                    Forexcash Global Trading Ltd. ("Forexcash")
                                    (collectively referred to as the "Company", unless otherwise indicated). All material intercompany transactions and balances have been eliminated in consolidation.

                                    Since the liabilities of Forexcash exceed its assets, and the owner of the 0.3% minority interest has no obligation to supply additional capital, no minority interest has been recorded in the consolidated financial statements.

     Going Concern                  The accompanying consolidated financial
                                    statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred continuing operating losses, has an accumulated deficit of $1,465,466 at January
                                    31, 2004, and has a working capital deficit.
                                    Management anticipates that the cash
                                    requirements of the Company for the next twelve months will be met by increased revenues, which will result from an increased number of customers using the Company's foreign currency trading system.


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

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
2.   Summary of Significant Accounting Policies
     (Continued)

     Cash and Cash
     Equivalents                    The Company considers all highly liquid debt
                                    instruments purchased with original
                                    maturities of three months or less to be cash equivalents. The cash and cash equivalents at January 31, 2004 include approximately $40,000 on deposit in a Canadian bank in U.S. dollar denominations which are not insured under the Canada
                                    Deposit Insurance Corporation Act.

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

                                    No United States income tax benefit has been recognized for the cumulative losses of foreign subsidiaries. Such losses amount to approximately $950,000.

     Advertising Expense            The Company expenses advertising costs as
                                    incurred. Advertising expenses for the years ended January 31, 2004 and 2003 amounted to $35,809 and $44,912, respectively.

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

     Translation of Foreign
     Currencies                     Forexcash is operated primarily in Israeli
                                    currency, which represents the functional currency of that subsidiary. Forexcash encompasses substantially all of the
                                    Company's operations. All assets and
                                    liabilities of Forexcash were translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense amounts were translated at average exchange rates during the year.
                                    Translation adjustments are included in
                                    accumulated other comprehensive income
                                    (loss), a separate component of
                                    stockholders' equity.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
2.   Summary of Significant Accounting Policies
     (Continued)

     Fair Value of Financial
     Instruments                    SFAS No. 107, Disclosures About Fair Value
                                    of Financial Instruments, requires
                                    disclosure of the fair value of certain
                                    financial instruments. The carrying value of financial instruments which include cash and cash equivalents, loans payable, customer deposits and accrued expenses, approximate their fair values due to the short-term nature of these financial instruments. The carrying value of the Company's note receivable approximates its fair value based on management's best estimate of future cash collections.

     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the years ended January 31, 2004 and 2003, because the effect of these securities is antidilutive.

     Comprehensive
     Income SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. As of January 31, 2004 foreign currency translation adjustments were the only items of other comprehensive income for the Company.

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

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
2.   Summary of Significant Accounting Policies
     (Continued)

     Recent Accounting
     Pronouncements                 In December, 2003, the SEC issued Staff
                                    Accounting Bulletin ("SAB") No. 104, Revenue
                                    Recognition, which supersedes SAB 101,
                                    Revenue Recognition in Financial Statements.
                                    The adoption of SAB 104 did not have a
                                    material impact on the Company's
                                    consolidated results of operations or
                                    financial position. SAB 104 primarily
                                    rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21.
                                    While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance.

3.   Note Receivable                In connection with the sale of the assets of
                                    its former lottery ticket business, Finotec
                                    Inc. acquired a note receivable from the buyer for the contingent payments due, based on projected sales from the business through July 17, 2005. During the year ended January
                                    31, 2004, Finotec Inc. has experienced
                                    delays in collecting amounts due from the buyer. Due to the uncertainty in estimating the future debt collection, management decided to write down the note receivable to its estimated fair value based on anticipated future collections. As a result, the Company recorded a loss of approximately
                                    $270,000 during the fourth quarter of the year ended January 31, 2004.

4.   Property and
     Equipment                      Consist of the following:

                                    As of January 31, 2004
                                    ----------------------------------------------------------------------------
                                    Computer equipment                                                 $  70,077
                                    Purchased software                                                   124,932
                                    Office furniture and equipment                                        17,720
                                    Leasehold improvements                                                58,135
                                    ----------------------------------------------------------------------------
                                      Total Property and Equipment at Cost                               270,864

                                    Less accumulated depreciation and amortization                       154,796
                                    ----------------------------------------------------------------------------
                                      Property and Equipment - Net                                      $116,068
                                    =============================================================================

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
5.   Related Party
     Transactions                   In January, 2003 the Company borrowed
                                    $30,000 from a company whose shareholder is also a shareholder in Finotec Inc. The loan bears interest at the rate of 4% and is payable on demand.

                                    During the year ended January 31, 2004, the Company paid fees in the amount of approximately $3,000 to a company owned 50% by a director of the Company.

6.   Loan Payable                   Loan payable consists of a $100,000 loan
                                    from a former employee. The loan is
                                    non-interest bearing and has no maturity date. The Company repays the loan as cash flow permits. During the year ended January
                                    31, 2004 the Company paid back $15,000 of the $100,000 outstanding loan payable.

7.   Due to Stockholder             The amount due to stockholder consists
                                    primarily of unpaid compensation.


8.   Stock Options                  During the year ended January 31, 2002 the
                                    Company adopted an Employee Stock Option
                                    Plan (the "Plan"). Stock options may be
                                    granted to employees including officers and directors who are also employees. Subsequent to year end, the Company amended the Plan by increasing the total number of shares of common stock for which options may be granted under the Plan from 1,000,000 to 40,000,000.

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

                                    As of January 31, 2004 and 2003, the Company had 300,000 options outstanding at prices ranging from $.50 to $1.00 a share.

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

                                    The major risk associated with this
                                    instrument is that foreign exchange rates could change in an unanticipated manner, resulting in a loss in the underlying value of the instrument. The Company mitigates this risk by using hedging techniques that limit the exchange rate exposure. As the Company accounts for the foreign exchange contracts as fair value hedges (per FASB No.
                                    133), all gains and losses are recognized in earnings and the fair value of the instruments are reported as other assets/liabilities on the consolidated balance sheet. During the year ended January 31, 2003 the Company recognized $10,000 in losses from its forward foreign currency contracts. As of January 31, 2003, the Company has entered into a number of forward foreign exchange currency contracts that were hedged in the first week of February, 2003. The Company recognized a loss of approximately $38,000 on these contracts, during the first quarter of fiscal 2004.

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

11. Commitments                     Forexcash leases its office space facilities
                                    on a month-to-month basis.

                                    Rent expense for the years ended January 31, 2004 and 2003 amounted to $7,342 and $9,707, respectively.

12. Income Taxes                    Deferred income taxes consist of the
                                    following:

                                    Finotec Inc. NOL carryforward at merger date          $   740,000
                                    NOL carryforward                                          530,000
                                    Less valuation allowance                             (  1,270,000)
                                    ------------------------------------------------------------------
                                    Net deferred tax asset                                $      0
                                    ==================================================================

                                    Realization of the future tax benefits
                                    related to the deferred tax assets is
                                    dependent on many factors including the
                                    Company's ability to generate taxable income within the net operating loss carryforward period (through 2024). The Company has provided a valuation allowance for the full amount of its net deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
12.  Income Taxes
     (Continued)                    As of January 31, 2004 and 2003, the Company
                                    owes approximately $3,000 and $43,000,
                                    respectively, in state franchise tax, due to the sale of all the assets and liabilities of its former wholly owned subsidiary, Printing Associates, Inc.


13. Subsequent Events On March 17, 2004, the Company's Board of Directors approved the issuance of options for 33,018,483 shares of the Company's common stock to its chief executive officer, and approved the issuance of options for 2,000,000 shares of the Company's common stock to its chief operating officer.

                                    On May 21, 2004, the Company's Board of
                                    Directors approved the merger of Finotec
                                    Ltd. into Finotec Inc. canceling all the outstanding shares of Finotec Ltd., and leaving Finotec Inc. as the surviving entity.

                                    In May, 2004, the Tel-Aviv Stock Exchange
                                    Ltd. ("the Stock Exchange") submitted a
                                    claim against the Company for a permanent and temporary restraining order to prevent the Company from using the Tel-Aviv 25 Index and/or any other index owned by the Stock Exchange as part of the Company's on-line trading at its web-site. The Company claimed that the Stock Exchange does not have copyrights regarding the indexes and that it did not mislead the public in any way whatsoever.

                                    The Company answered the claim for a
                                    temporary restraining order, and in June, 2004, the Court accepted the Company's claim. In August, 2004, the Stock Exchange appealed to the Supreme Court, and thereafter the Company submitted its response to the appeal. The Supreme Court has yet to make a determination with regard to the appeal and has not set a date for a hearing.

                                    Management does not expect this claim to have a material effect on the Company's financial position or results of operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


     There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure for the year ended January 31, 2004.

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


Gil Ovadia

     Mr. Ovadia is a director of the Company. Mr. Ovadia graduated with degrees in Law & Economics from Keele University (UK). Mr. Ovadia has worked as a Solicitor in London for the last 12 years. Mr. Ovadia founded Silvergate Management Ltd. a property and financial services company which provides property and corporate management services.

ITEM 10. MANAGEMENT REMUNERATION

     The following table sets forth the compensation paid during the fiscal year ended January 31, 2004, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2004 and no bonuses were awarded during fiscal 2004.

                                         Annual  Compensation               Awards             Payouts
                                   ------------------------------  -------------------------  ---------
                                                           Other                                            All
                                                           Annual   Restricted    Securities               Other
                                                          compen-      Stock      Underlying     LTIP     Compen-
                                                           sation    Award(s)    Options/SAR   Payouts    sation
Name and Principal Position  Year  Salary ($)  Bonus ($)    ($)         ($)          (#)          ($)        ($)
---------------------------  ----  ----------  ---------  -------  -----------  ------------  ---------    -----
Didier Essemini
President,                   2004  $53,170         -0-                  -0-            -0-        -0-        -0-
Director

Guy Senbel
Director                     2004      -0-         -0-                  -0-            -0-        -0-        -0-


Gil Ovadia
Director                     2004      -0-         -0-                  -0-            -0-        -0-        -0-

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


     The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of January 31, 2004, by
(i) each Director of the Company, (ii) each executive officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.

                                     Shares Beneficially Owned
                                     -------------------------
                                                   Percentage
Directors and Executive Officers      Shares Held   Owned (1)
----------------------------------   ------------  ----------
Didier Essemini                          3,057,500      8.73%
                                    option to purchase 100,000 shares

Guy Senbel                               2,302,650      6.58%

Gil Ovadia                          option to purchase 100,000 shares



Directors and Officers as a Group        5,401,510     15.44%


(1) Percentage of ownership is based on 34,985,241 shares of Common Stock issued and outstanding as of January 31, 2004.

BENEFICIAL OWNERS OF OVER 5%
----------------------------

Gan Paradis Ltd. owns 6,115,000 unregistered Shares or 17.4% of the Company.

Registered Office
Kings Court
PO Box N-3944
Bay Street
Nassau, Bahamas
Director
Allistair Matthew Cunningham

Didier Essemini's 3,057,500 shares consist of his 50% ownership of Gan Paradis Ltd.


Bee Byte Ltd. owns 5,482,500 unregistered shares or 15.6% of the Company.

Registered Office
Kings Court
PO Box N-3944
Bay Street
Nassau, Bahamas
Director
Jesse Grant Hester

Guy Senbel's 2,302,650 shares consist of his 42% ownership of Bee Byte Ltd.

Mr. Patrick Chemoul owns 2,687,500 unregistered shares or 7.68% of the Company.

Address

80 rue de Rivoli
75004 Paris
France


Pras Holding Ltd. owns 3,356,151 Registered shares or 9.59% of the Company

5th Floor Steam Paket House
70 Cross Street
Manchester
England M2 4JU


On May 8, 2003, the Company's Board of Directors passed a resolution to issue the Chief Executive Officer an option for 33,018,483 shares of the Company's common stock, and to issue the Chief Operating Officer an option for 2,000,000 shares of the Company's common stock. The options were contingent upon approval of the majority of the stockholders. There was a shareholders meeting on March 17, 2004, and a majority of the shareholders voted in support of issuing the option. In addition, the Company placed before the stockholders a motion to amend the Company's Employee Stock Option Plan to increase the number of options available under the Plan. This motion was also approved.

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


     On May 21, 2004, the Company's board of directors approved the merger of Finotec, Ltd. Into Finotec Group, Inc. canceling all the outstanding shares of Finotec, Ltd. Finotec Group, Inc. was the surviving company.


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

CERTAIN BUSINESS RELATIONSHIPS

     On December 17, 2002, the Company entered into an agreement (the "Agreement") with an employee (the "Employee"). Pursuant to the Agreement, the Employee loaned the Company $100,000 for an undefined period of time. The loan was payable on demand once the Company had achieved net cash reserves, as defined, in an amount exceeding $450,000 for three consecutive months. The loan does not bear any interest. The loan is secured by a promissory note signed by the Company in favor of the Employee and is secured by $100,000 of its note receivable. Subsequent to the year ended January 31, 2003, the Company cancelled the Agreement and the Company intends to repay the loan as cash flow permits. The Company has paid back $15,000 of the $100,000 to the Employee.

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


Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) All required exhibits are incorporated herein by reference from the Company's Form 10K-SB and Amendments thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: May 13, 2005                      By: /s/ Didier Essemini
                                            --------------------
                                            Didier Essemini
                                            President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature               Title                                 Date

/s/Didier Essemini
------------------
Didier Essemini         President and a Director              May 13, 2005

/s/Guy Senbel
------------------
Guy Senbel              Secretary and a Director              May 13, 2005

/s/Gil Ovadia
------------------
Gil Ovadia              Director                              May 13, 2005