Form 10QSB
period 2004-04-30
FINOTEC GROUP INC
filed 2005-07-14
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
    The Securities Exchange Act of 1934 for the quarter ended April 30, 2004


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


                 18 West 33rd Street, Second Floor NY, NY 10001
     - ---------------------------------------------------------------------
                    (Address of principal executive offices)


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

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                  April 30, 2004 and January 31, 2004...................   1

                  Consolidated Statements of Operations
                  Three months ended April 30, 2004 and 2003.............  2

                  Consolidated Statements of Cash Flows
                  Three months ended April 30, 2004 and 2003 ............  3

                  Notes to Consolidated Financial Statements.............4-7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................... 8

Item 3.           Quantitative and Qualitative Disclosures
                  about Market Risk......................................



PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...................................... 13

Item 2.           Changes in Securities and Use of Proceeds.............. 13

Item 3.           Submission of Matters to a Vote of Security
                          Holders........................................ 13

Item 4.           Exhibits and Reports on Form 8-K......................  14

                  Signature.............................................. 14

                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED
                                 APRIL 30, 2004

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                                        CONTENTS


Consolidated Financial Statements:

       Balance Sheets - April 30, 2004 (Unaudited) and January 31, 2004                      1


       Statements of Operations - Three Months Ended April 30, 2004 and 2003 (Unaudited)     2


       Statements of Cash Flows - Three Months Ended April 30, 2004 and 2003 (Unaudited)     3


       Notes to Consolidated Financial Statements (Unaudited)                               4-6


                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                                    April 30, 2004
                                                                      (Unaudited)            January 31, 2004
  -------------------------------------------------------------------------------------------------------------------
  A S S E T S

  Current Assets
     Cash and cash equivalents                                       $   1,105,963              $   673,884
     Marketable securities                                                 494,414                  413,562
     Prepaid and other current assets                                       43,920                   35,315
  -------------------------------------------------------------------------------------------------------------------
                  Total Current Assets                                   1,644,927                1,122,761

     Property and equipment, net                                           114,588                  116,068
     Note receivable                                                        50,403                   90,403
  -------------------------------------------------------------------------------------------------------------------
                  Total Assets                                          $1,809,288               $1,329,232
  -------------------------------------------------------------------------------------------------------------------

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Loan payable, related party                                      $     30,000             $     30,000
     Short term bank credit                                                    594                        -
     Accounts payable and accrued expenses                                 212,495                  222,714
     Income taxes payable                                                        -                    2,932
     Due to stockholder                                                     68,432                   58,500
     Customers' deposits                                                 1,385,940                  819,217
     Compensation reserve                                                   13,241                   13,460
     Loan payable, employee                                                 80,000                   85,000

  -------------------------------------------------------------------------------------------------------------------
                  Total Liabilities, All Current                         1,790,702                1,231,823
  -------------------------------------------------------------------------------------------------------------------

  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
       authorized, 34,985,241 shares issued and outstanding                 34,985                   34,985
    Additional paid-in-capital                                           1,545,378                1,545,378
    Accumulated deficit                                                 (1,560,869)              (1,465,466)
    Accumulated other comprehensive (loss) income                             (908)                 (17,488)
  -------------------------------------------------------------------------------------------------------------------
                  Total Stockholders' Equity                                18,586                   97,409
  -------------------------------------------------------------------------------------------------------------------
                  Total Liabilities and Stockholders' Equity            $1,809,288               $1,329,232
  -------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

    FOR THE THREE MONTHS ENDED APRIL 30,                                                2004              2003
    -----------------------------------------------------------------------------------------------------------------
   Net Gain (Loss) from Foreign Currency Future Operations                             $274,884         $361,719
    -----------------------------------------------------------------------------------------------------------------


   Operating Expenses
     Selling, general and administrative                                                292,364          150,902
     Research and development                                                            20,684           29,425
    -----------------------------------------------------------------------------------------------------------------
              Total Operating Expenses                                                  313,048          180,327
    -----------------------------------------------------------------------------------------------------------------
              Operating Gain (Loss)                                                     (38,164)         181,392

   Other Income (Expense)
     Interest (expense), net                                                                669            2,463
     Financing(expense) income                                                          (57,908)          19,458
    -----------------------------------------------------------------------------------------------------------------
              Income (Loss) Before Income Taxes                                         (95,403)         203,313

     Income tax refund                                                                        -           11,168
    -----------------------------------------------------------------------------------------------------------------

    -----------------------------------------------------------------------------------------------------------------

              Net Income (Loss)                                                        $(95,403)        $214,481


     Weighted average number of
       common shares outstanding                                                     34,985,241       34,985,241
    -----------------------------------------------------------------------------------------------------------------
     Basic and diluted income (loss) per common share                                    *                 *
    -----------------------------------------------------------------------------------------------------------------
    * Less than $.01 per share.

    See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30,                                                    2004              2003
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                                  $(95,403)        $214,481

Adjustment to Reconcile Net Income (Loss) to
   Net Cash (Used in) Provided by Operating Activities
      Depreciation                                                                       12,158           11,517
Changes in Operating Assets and Liabilities
    (increase) in prepaid and other current assets                                        8,605           11,717
    (Decrease) in accrued expenses                                                      (28,145)         (17,242)
    Decrease in income taxes payable                                                     (2,932)         (10,897)
    Increase in customers' deposits                                                     566,723           82,041
    (Decrease) increase in other current liabilities                                     17,926          (25,232)
    Compensation reserve                                                                  (219)               -
    (Increase) in marketable securities                                                 (80,852)              -
    Increase in due to stockholder                                                        9,932            5,572
---------------------------------------------------------------------------------------------------------------------

         Net Cash Provided by (Used in) Operating Activities                            390,583          271,957
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Collection of note receivable                                                        40,000           56,617
    Acquisition of property and equipment                                               (13,119)         (16,026)

---------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Investing Activities                                     26,881           40,591
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Proceeds (Repayment) from loan payable, related party                                (5,000)          30,000
    Proceeds from loan payable                                                                -          100,000
    Short term bank Credit                                                                  594                -
---------------------------------------------------------------------------------------------------------------------
         Net Cash (Used in) Provided by Financing Activities                             (4,406)         130,000

Effect of Foreign Currency Translation                                                   19,020          (44,622)
---------------------------------------------------------------------------------------------------------------------

           Net Increase in Cash and Cash Equivalents                                    432,079          267,926

Cash and Cash Equivalents - Beginning                                                   673,884          695,859
---------------------------------------------------------------------------------------------------------------------
           Cash and Cash Equivalents - Ending                                        $1,105,693         $963,785
---------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for income taxes                                         $2,932          $15,217
---------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


                                            FINOTEC GROUP, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

     Interim Financial
     Information                    The  accompanying   unaudited   consolidated
                                    financial  statements  of  the  Company  (as
                                    defined    below)    should   be   read   in
                                    conjunction     with    the     consolidated
                                    financial   statements   and  notes  thereto
                                    filed   with   the   U.S.   Securities   and
                                    Exchange   Commission   in   the   Company's
                                    Annual   Report  on  Form   10-KSB  for  the
                                    fiscal  year  ended  January  31,  2004.  In
                                    the    opinion    of     management,     the
                                    accompanying      consolidated     financial
                                    statements  reflect  all  adjustments  of  a
                                    normal    recurring    nature     considered
                                    necessary  to present  fairly the  financial
                                    position    of   the    Company    and   its
                                    consolidated   subsidiaries   at  April  30,
                                    2004,  and the  results of their  operations
                                    and their  cash  flows for the three  months
                                    ended  April 30,  2004 and  April 30,  2003.
                                    The  results  of  interim  periods  are  not
                                    necessarily  indicative  of the results that
                                    may  be   expected   for  the  year   ending
                                    January 31, 2005.

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

     Going Concern                  The  accompanying   consolidated   financial
                                    statements  have  been  prepared  on a going
                                    concern  basis,   which   contemplates   the
                                    realization  of assets and the  satisfaction
                                    of  liabilities  in  the  normal  course  of
                                    business.   As   shown   in  the   financial
                                    statements,   the   Company   has   incurred
                                    continuing    operating   losses,   has   an
                                    accumulated   deficit  of   $1,1,590,869  at
                                    April 30,  2004,  and has a working  capital
                                    deficit.  Management  anticipates  that  the
                                    cash  requirements  of the  Company  for the
                                    next   twelve   months   will   be   met  by
                                    increased revenues, which will result from an increased number of customers using the Company's foreign currency trading system.

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

     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common
                                    shares  used  in  the  basic   earnings  per
                                    share   calculation   plus  the   number  of
                                    common   shares   that   would   be   issued
                                    assuming   exercise  or  conversion  of  all
                                    stock  options.   The  dilutive   effect  of
                                    stock   options  was  not  assumed  for  the
                                    three   months  ended  April  30,  2004  and
                                    2003,    because   the   effect   of   these
                                    securities is antidilutive.

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

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

2.   Property and Equipment         Property and equipment consist of the
                                    following:

                                                               Estimated Useful    April 30, 2004      January 31,
                                                                 Lives (Years)       (Unaudited)          2004
---------------------------------------------------------------------------------------------------------------------
                                    Computer equipment                 3              $  72,481           70,077
                                    Purchased software                 3                130,355          124,932
                                    Office furniture and
                                      equipment                        7                 18,143           17,720
                                    Leasehold improvements            10                 56,805           58,135
                                    ---------------------------------------------------------------------------------

                                        Total Property and
                                          Equipment at Cost                             277,784          270,864
                                    Less accumulated depreciation
                                      and amortization                                  116,196          154,796
                                    ---------------------------------------------------------------------------------

                                        Property and Equipment - Net                   $114,588       $  116,068
                                    ---------------------------------------------------------------------------------

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------



3.   Comprehensive
     Income (Loss)                  The  Company's  comprehensive  income (loss)
                                    is  comprised  of  net  income   (loss)  and
                                    foreign  currency  translation  adjustments.
                                    Comprehensive income (loss) for the three months ended April 30, 2004 and 2003 is as follows:

                                                                                          Three Months Ended
                                                                                               April 30,
                                                                                       2004                 2003
---------------------------------------------------------------------------------------------------------------------
                                    Comprehensive income (loss)
                                      Net income (loss)                               $(95,403)           $214,481
                                      Foreign currency translation                        (908)            (38,763)
                                    Comprehensive Income (Loss)                       $(96,311)           $175,718
---------------------------------------------------------------------------------------------------------------------


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2004 AND 2003

NET GAINS FROM FOREIGN  CURRENCY  FUTURE  OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net gains from foreign currency future operations were $274,884 for the three months ended April 30, 2004, as compared to a net gain from foreign currency future operations of $361,719 for the three months ended April 30, 2003, a decrease of $86,835.

     The Company had a net loss of $95,403 for the three months ended April 30, 2004, as compared to net income of $214,481 for the three months ended April 30, 2003, a decrease of $309,884. This decrease related primarily to an increase in selling, general and administrative expenses as well as an increase in financing expenses.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended April 30, 2004 were $20,684, as compared to $29,425 for the three months ended April 30, 2003, a decrease of $8,741.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $292,364 for the three months ended April 30, 2004, as compared to $150,902 for the three months ended April 30, 2003. This increase of $141,462 was due to the increased administrative costs and increased marketing of Forexcash, the Company's online trading platform.



LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its cash balance by $432,079 from a cash balance at January 31, 2004 of $673,884 to $1,105,963 at April 30, 2004. This increase came primarily from an increase in customers' deposits.

     Net cash provided by operating activities amounted to $390,583 for the three months ended April 30, 2004, compared to net cash provided by operating activities of $271,957 for the three months ended April 30, 2003, an increase of $118,626. The increase primarily resulted from a significant increase in customers' deposits offset by a decrease in marketable securities.

     Net cash provided by investing activities for the three months ended April 30, 2004, was $26,881 as compared to $40,591 for the three months ended April
30, 2003, a decrease of $13,710. This decrease primarily resulted from a decrease in the collection of a note receivable.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until May 2005 assuming the monthly expenses of the Company at $76,000. Of our $76,000 monthly expense, we foresee $17,000 covering the salaries, management and administration of the Company with $59,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     We have no off balance sheet assets or liabilities.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the first quarter of 2005.

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


ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(A) THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     31.1 Section 302 certification
     32.1 Section 906 certification



(B) The Company filed a Preliminary Proxy Statement on January 30, 2004 and a Definitive Proxy Statement on February 13, 2004 with the SEC. The filings related to the shareholders meeting and the proposal relating to the amendment of the option plan and the issuance of options as specified above in Item 3.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Finotec Group, Inc.
                                    Registrant


Date: July 14, 2005                 /s/ Didier Essemini
                                    ----------------------------
                                    Didier Essemini
                                    Chief Executive Officer