Form 10QSB
period 2004-07-31
FINOTEC GROUP INC
filed 2005-07-14
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
            Exchange Act of 1934 for the quarter ended July 31, 2004


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


                 18 West 33rd Street, Second Floor NY, NY 10001
         --------------------------------------------------------------
                    (Address of principal executive offices)


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

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                  July 31, 2004 and January 31, 2004..........              5

                  Consolidated Statements of Operations
                  Three months ended July 31, 2004 and 2003...              6

                  Consolidated Statements of Cash Flows
                  Three months ended July 31, 2004 and 2003 ..              7

                  Notes to Consolidated Financial Statements .              8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........             11

Item 3.           Quantitative and Qualitative Disclosures
                  about Market Risk...........................



PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...........................             16

Item 2.           Changes in Securities and Use of Proceeds...             17

Item 3.           Submission of Matters to a Vote of Security
                          Holders.............................             17

Item 4.           Exhibits and Reports on Form 8-K............             17

Signature.....................................................             17


                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                              FOR THE THREE AND SIX
                           MONTHS ENDED JULY 31, 2004

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                                        CONTENTS





Consolidated Financial Statements:

       Balance Sheets - July 31, 2004 (Unaudited)and
       January 31, 2004                                             5

       Statements of Operations - Three Months and
       Six Months EndedJuly 31, 2004 and 2003 (Unaudited)           6

       Statements of Cash Flows - Six Months Ended
       July 31, 2004 and 2003 (Unaudited)                           7


       Notes to Consolidated Financial Statements (Unaudited)      8-10

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS


                                                                July 31, 2004
                                                                 (Unaudited)        January 31, 2004
                                                                 -----------        ----------------
  A S S E T S

  Current Assets
     Cash and cash equivalents                                  $  1,294,058          $   673,884
     Marketable securities                                           756,482              413,562
     Prepaid and other current assets                                 26,466               35,315
                                                                      ------               ------

                  Total Current Assets                             2,077,006            1,122,761

     Property and equipment, net                                     109,544              116,068
     Note receivable                                                  30,001               90,403
                                                                      ------               ------

                  Total Assets                                     2,216,551           $1,329,232
                                                                   =========           ==========


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Loan payable, related party                                      30,000               30,000
     Short term bank credit                                           10,250                    -
     Accrued expenses                                                225,260              222,714
     Income taxes payable                                                  -                2,932
     Due to stockholder                                               76,665               58,500
     Customers' deposits                                           1,634,825              819,217
     Loan payable, employee                                           70,000               85,000
     Other current liabilities                                        19,285               13,460
                                                                      ------               ------

                  Total Liabilities, All Current                   2,066,285            1,231,823
                                                                   ---------            ---------

  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
       authorized, 34,985,241 shares issued and outstanding           34,985               34,985
    Additional paid-in-capital                                     1,545,378            1,545,378
    Accumulated deficit                                           (1,417,435)          (1,465,466)
    Accumulated other comprehensive (loss) income                    (12,662)             (17,488)

                  Total Stockholders' Equity                         150,266               97,409
                                                                     -------               ------

                  Total Liabilities and
                    Stockholders' Equity                           2,216,551           $1,329,232
                                                                   =========           ==========


See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended                  Six Months Ended
                                                                   July 31,                           July 31,
                                                            2004              2003             2004             2003
                                                            ----              ----             ----             ----
   Revenues
     Net gains from foreign currency
       future operations                                   471,652            65,470          746,536          $427,189
                                                           -------         ---------          -------          --------

              Total Revenues                               471,652            65,470          746,536           427,189
                                                           -------         ---------          -------          --------
   Operating Expenses
     Selling, general and administrative                   360,970           176,570          653,334           327,472
     Research and development                               20,579            17,919           41,263            47,344
                                                           -------         ---------          -------          --------

              Total Operating Expenses                     381,549           194,489          694,597           374,816
                                                           -------         ---------          -------          --------

              Operating Income (Loss)                       90,103          (129,019)          51,939            52,373

   Other Income (Expense)
     Interest income (expense), net                          1,002               (60)           1,671             2,403
     Financing income                                       46,799            10,613          (11,109)           30,071
     Other expense
                                                           -------         ---------          -------          --------

              Income (Loss) Before Income Taxes            137,904          (118,466)          42,501            84,847

     Income tax refund                                       5,530                 -            5,530            11,168
                                                           -------         ---------          -------          --------

              Net Income (Loss)                            143,434         ($118,466)          48,031            96,015
                                                           =======         =========           ======         =========

     Weighted average number of
       common shares outstanding                        34,985,241       34,985,241        34,985,241        34,985,241
                                                        ==========       ==========        ==========        ==========

     Basic and diluted loss per common share                  *              *                   *               *



*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE SIX MONTHS ENDED JULY 31,                                               2004              2003
---------------------------------                                               ----              ----
Cash Flows from Operating Activities
    Net income (loss)                                                        $  48,031         $  96,015

Adjustment to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used in) Operating Activities
      Depreciation                                                              23,693            24,851

Changes in Operating Assets and Liabilities
    Increase in prepaid and other current assets                                 8,849           (24,650)
    Increase (decrease) in accrued expenses                                    (26,643)            7,435
    Decrease in income taxes payable                                            (2,932)          (27,435)
    Increase in customers' deposits                                            815,608           416,326
    Compensation reserve                                                         5,825                 -
    Increase (decrease) in other current liabilities                            29,188            (1,600)
    (Increase) in marketable securities                                       (342,920)                -
    Increase (decrease) in due to stockholder                                   18,165            14,805
                                                                                ------            ------

         Net Cash Provided by (Used in) Operating Activities                   576,864           505,747
                                                                               -------           -------

Cash Flows from Investing Activities
    Collection of note receivable                                               60,402           122,758
    Acquisition of property and equipment                                      (18,018)          (37,981)
                                                                               -------           -------

           Net Cash Provided by Investing Activities                            42,384            84,777
                                                                                ------            ------

Cash Flows from Financing Activities
    Proceeds (Repayment) from loan payable, related party                      (15,000)                -
    Short term bank Credit                                                      10,250                 -
                                                                                ------               ---
           Net Cash (Used in) Provided by Financing Activities                  (4,750)                -

Effect of Foreign Currency Translation                                           5,676           (65,867)
                                                                                 -----           -------

           Net Increase (Decrease) in
             Cash and Cash Equivalents                                         620,174           524,657

Cash and Cash Equivalents - Beginning                                          673,884           695,859
                                                                               -------           -------

           Cash and Cash Equivalents
             - Ending                                                       $1,294,058        $1,220,516
                                                                            ==========        ==========

Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for income taxes                                $2,932           $27,435
                                                                                ======           =======

See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ----------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

     Interim Financial
     Information                    The  accompanying   unaudited   consolidated
                                    financial  statements  of  the  Company  (as
                                    defined    below)    should   be   read   in
                                    conjunction     with    the     consolidated
                                    financial   statements   and  notes  thereto
                                    filed   with   the   U.S.   Securities   and
                                    Exchange   Commission   in   the   Company's
                                    Annual   Report  on  Form   10-KSB  for  the
                                    fiscal  year  ended  January  31,  2004.  In
                                    the    opinion    of     management,     the
                                    accompanying      consolidated     financial
                                    statements  reflect  all  adjustments  of  a
                                    normal    recurring    nature     considered
                                    necessary  to present  fairly the  financial
                                    position    of   the    Company    and   its
                                    consolidated   subsidiaries   at  July   31,
                                    2004, and the results of their operations and their cash flows for the three and six months ended July 31, 2004 and July 31,
                                    2003. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending
                                    January 31, 2005.

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

     Going Concern                  The  accompanying   consolidated   financial
                                    statements  have  been  prepared  on a going
                                    concern  basis,   which   contemplates   the
                                    realization  of assets and the  satisfaction
                                    of  liabilities  in  the  normal  course  of
                                    business.   As   shown   in  the   financial
                                    statements,  since  inception,  the  Company
                                    incurred   losses   of   $1,417,435,   which
                                    resulted    mainly   from    research    and
                                    development   and   selling,   general   and
                                    administrative  expenses.  In addition,  the
                                    Company  has a working  capital  deficit and
                                    still  does  not have  significant  revenues
                                    from   operations.   These  factors,   among
                                    others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ----------------------------------------------------------------------------

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

     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common
                                    shares  used  in  the  basic   earnings  per
                                    share   calculation   plus  the   number  of
                                    common   shares   that   would   be   issued
                                    assuming   exercise  or  conversion  of  all
                                    stock  options.   The  dilutive   effect  of
                                    stock   options  was  not  assumed  for  the
                                    three and six month periods ended July 31, 2004 and 2003, because the effect of these securities is antidilutive.

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

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ---------------------------------------------------------------------------

2.   Property and
     Equipment

                          Property and equipment consist of the following:

                                                     Estimated Useful     July 31, 2004       January 31,
                                                       Lives (Years)       (Unaudited)           2004
                                                       -------------       -----------           ----
                          Computer equipment                 3               $ 76,985           70,077
                          Purchased software                 3                132,433          124,932
                          Office furniture and
                            equipment                        7                 19,795           17,720
                          Leasehold improvements            10                 57,710           58,135
                                                            --                 ------           ------
                              Total Property and
                                Equipment at Cost                             286,923          270,864
                          Less accumulated depreciation
                            and amortization                                  177,379          154,796
                                                                              -------          -------
                              Property and Equipment - Net                   $109,544         $116,068
                                                                             ========         ========


3.   Comprehensive
     Loss

                          The Company's comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.
                          Comprehensive income (loss) for the three and six month periods ended July 31, 2004 and 2003 was as follows:

                                                      Three Months Ended           Six Months Ended
                                                           July 31,                    July 31,
                                                    2004            2003          2004            2003
                                                    ----            ----          ----            ----
                          Comprehensive loss
                            Net income (loss)       143,434      ($118,466)       $48,031         $96,015
                            Foreign currency
                            translation              (8,708)       (19,286)        (9,616)        (58,049)
                                                     ------        -------         ------         -------
                          Comprehensive
                             Income (loss)         $134,726      ($137,752)       $38,415         $37,966
                                                   ========      =========        =======         =======


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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2003 AND 2002

REVENUES

NET GAINS FROM FOREIGN CURRENCY FUTURE OPERATIONS.

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. For the three months ended July 31, 2004, net gains from foreign currency future operations were $471,652 as compared to $65,470 for the three months ended July 31, 2003. The increase of $406,182 is due to the increase in trading by brokerage clients. For the six months ended July 31, 2004, revenues from foreign currency future operations were $746,536 compared to $427,189 for the same period last year. The increase of $319,347 is due to the increase in trading by brokerage clients.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT.

     Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses remained nearly unchanged. The amount for the three months ended July 31, 2004 was $20,579 and the amount for the three months ended July 31, 2003 was $17,919.

     Research and development expenses also remained nearly unchanged for the six month period ended July 31, 2004. Research and development expenses for the six month period ended July 31, 2004 was $41,263 and $47,344 for the six month period last year.

     SELLING, GENERAL AND ADMINISTRATIVE.

    Selling, general and administrative expenses for the three month period ended July 31, 2004 increased by $184,400 from the three months ended July 31, 2003. This increase was due primarily to the costs associated with administering and marketing the operations of Forexcash, the Company's online trading platform. Selling, general and administrative expenses were $360,970 for the three months ended July 31, 2004 and $176,570 for the three months ended July 31, 2003.

   Selling, general and administrative expenses for the six month period ended July 31, 2004 increased by $325,862from the same period last year. This increase was due primarily to the costs associated with administering and marketing the operations of Forexcash, the Company's online trading platform. Selling, general and administrative expenses for the six month period ended July 31, 2004 was $653,334 and $327,472 for the six month period last year.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $620,174 to $1,294,058 at July 31, 2004, from $673,884 at January 31, 2004. The increase is primarily attributable to a significant increase in brokerage customers and trading using the Forexcash trading platform.

     Net cash provided by operating activities amounted to $576,864 for the six months ended July 31, 2004, compared to $505,747 provided by operating activities for the six months ended July 31, 2003, an increase of $71,117. The increase primarily resulted from an increase in customers' deposits from customers using the Forexcash trading platform.

     Net cash provided by investing activities for the six months ended July 31, 2004, was $42,384 as compared to net cash provided by investing activities of $84,772 for the six months ended July 31, 2003. The change was primarily attributable to a decrease in the collection of the note receivable during the six months ended July 31, 2004.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until July 2005 assuming the monthly expenses of the Company at $76,000. Of our $76,000 monthly expense, we foresee $17,000 covering the salaries, management and administration of the Company with $59,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     We have no off balance sheet assets or liabilities.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the second quarter of 2005.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

     During the three months ended July 31, 2004, the Company did not issue any shares or options.

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


                               Finotec Group, Inc.
                               Registrant


Date: July 14, 2005            By:/s/ Didier Essemini
                               ----------------------------
                               Didier Essemini
                               Chief Executive Officer