Form 10QSB
period 2004-10-31
FINOTEC GROUP INC
filed 2005-07-14
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarter ended October 31, 2004


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


                 18 West 33rd Street, Second Floor NY, NY 10001
         -------------------------------------------------------------
                    (Address of principal executive offices)


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

            FINOTEC GROUP, INC. AND SUBSIDIARIES

                      INDEX




PART I.           FINANCIAL INFORMATION                             Page
Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                  October 31, 2004 and January 31, 2004..........       3

                  Consolidated Statements of Operations
                  Three months ended October 31, 2004 and 2003...       4

                  Consolidated Statements of Cash Flows
                  Three months ended October 31, 2004 and 2003 ..       5

                  Notes to Consolidated Financial Statements.....       6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........        9

Item 3.           Quantitative and Qualitative Disclosures
                  about Market Risk.............................



PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.............................        14

Item 2.           Changes in Securities and Use of Proceeds.....        14

Item 3.           Submission of Matters to a Vote of Security
                  Holders........................................       14

Item 4.           Exhibits and Reports on Form 8-K...............       14

Signature........................................................       14


                                                      FINOTEC GROUP, INC.
                                                        AND SUBSIDIARIES

                                                      FINANCIAL STATEMENTS

                                                     FOR THE THREE AND NINE
                                                 MONTHS ENDED OCTOBER 31, 2004

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                                        CONTENTS

Consolidated Financial Statements:

       Balance Sheets - October 31, 2004 (Unaudited) and January 31, 2004                                          3


       Statements of Operations - Three Months and Nine Months Ended
         October 31, 2004 and 2003 (Unaudited)                                                                     4


       Statements of Cash Flows - Nine Months Ended October 31, 2004
         and 2003 (Unaudited)                                                                                      5


       Notes to Consolidated Financial Statements (Unaudited)                                                   6 - 8

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                                   October 31, 2004
                                                                      (Unaudited)            January 31, 2004
  -------------------------------------------------------------------------------------------------------------------
  A S S E T S

  Current Assets
     Cash and cash equivalents                                          1,428,853              $    673,884
     Marketable securities                                                611,942                   413,562
     Prepaid and other current assets                                      39,118                    35,315
  -------------------------------------------------------------------------------------------------------------------

                  Total Current Assets                                  2,079,913                 1,122,761

     Property and equipment, net                                          129,838                   116,068
     Forward transaction                                                   10,578                        -
     Note receivable                                                       20,001                    90,403
  -------------------------------------------------------------------------------------------------------------------


                  Total Assets                                          2,240,330                $1,329,232
  -------------------------------------------------------------------------------------------------------------------

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Loan payable, related party                                     $     30,000              $     30,000
     Accrued expenses                                                     201,174                   222,714
     Income taxes payable                                                       -                     2,932
     Due to stockholder                                                    87,024                    58,500
     Customers' deposits                                                1,832,883                   819,217
     Loan payable, employee                                                70,000                    85,000
     Other current liabilities                                             49,390                    13,460
  -------------------------------------------------------------------------------------------------------------------

                  Total Liabilities, All Current                        2,270,471                 1,231,823
  -------------------------------------------------------------------------------------------------------------------

  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
       authorized, 34,985,241 shares issued and outstanding                34,985                    34,985
    Additional paid-in-capital                                          1,545,378                 1,545,378
    Accumulated deficit                                              (  1,589,392)             (  1,465,466)
    Accumulated other comprehensive (loss) income                         (21,112)                  (17,488)
  -------------------------------------------------------------------------------------------------------------------

                  Total Stockholders' Equity                              (30,141)                   97,409
  -------------------------------------------------------------------------------------------------------------------

                  Total Liabilities and
                    Stockholders' Equity                                2,240,330                $1,329,232


See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                           Nine Months Ended
                                                                October 31,                                 October 31,
                                                          2004              2003                      2004             2003
------------------------------------------------------------------------------------------------------------------------------------

 Revenues
   Net gains (losses) from foreign
     currency future operations                         $148,754          $233,592                  $895,290          $660,781
------------------------------------------------------------------------------------------------------------------------------------

            Total Revenues                               148,754           233,592                   895,290           660,781
------------------------------------------------------------------------------------------------------------------------------------

 Operating Expenses
   Selling, general and administrative                   364,378           256,717                 1,017,712           584,189
   Research and development                               20,717            24,239                    61,980            71,583
------------------------------------------------------------------------------------------------------------------------------------

            Total Operating Expenses                     385,095           280,956                 1,079,692           655,772
------------------------------------------------------------------------------------------------------------------------------------

            Operating Income (Loss)                     (236,341)      (    47,364)               (  184,402)            5,009

 Other Income (Expense)
   Interest income (expense), net                         19,657             3,279                    21,328             5,682
   Financing income                                       44,727               402                    33,618            30,473
   Loss from customer's transactions
------------------------------------------------------------------------------------------------------------------------------------

            (Loss) Income Before
              Income Taxes                              (171,957)      (    43,683)                ( 129,456)           41,164

   Income tax refund                                           -                 -                     5,530            11,168
------------------------------------------------------------------------------------------------------------------------------------

            Net (Loss) Income                           (171,957)       ($  43,683)              $  (123,926)        $  52,332


   Weighted average number of
     common shares outstanding                        34,985,241        34,985,241                34,985,241        34,985,241


   Basic and diluted loss per common share                  *                *                          *                 *

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER                                                          2004               2003
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                              $ (    123,926)          $  52,332

Adjustment to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used in) Operating Activities
      Depreciation                                                                         34,488              39,363

Changes in Operating Assets and Liabilities
    Increase in prepaid and other current assets                                     (      3,803)        (     7,751)
    Increase in accrued expenses                                                           51,637              40,222
    Decrease in income taxes payable                                                 (      2,932)        (    33,973)
    Increase in customers' deposits                                                     1,013,667              95,373
    (Increase) in marketable securities                                              (    198,380)        (    22,283)
    Decrease in other current liabilities                                            (     37,247)        (    29,200)
    Forward transaction                                                              (     10,578)                  -
    Increase in due to stockholder                                                         28,254              21,306
---------------------------------------------------------------------------------------------------------------------------

         Net Cash Provided by (Used in) Operating Activities                              751,450             155,389
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Collection of note receivable                                                          70,402             157,024
    Acquisition of property and equipment                                            (     48,214)        (    43,781)
---------------------------------------------------------------------------------------------------------------------------


           Net Cash Provided by Investing Activities                                       22,188             113,243
---------------------------------------------------------------------------------------------------------------------------


Cash Flows from Financing Activities
    Payment of loan payable, employee                                                (     15,000)        (     5,000)
---------------------------------------------------------------------------------------------------------------------------

           Net Cash Used in Financing Activities                                     (     15,000)        (     5,000)
---------------------------------------------------------------------------------------------------------------------------



Effect of Foreign Currency Translation                                               (      3,669)        (    55,404)
---------------------------------------------------------------------------------------------------------------------------


           Net Increase in Cash and Cash Equivalents                                      754,969             208,228

Cash and Cash Equivalents - Beginning                                                     673,884             695,859
---------------------------------------------------------------------------------------------------------------------------


           Cash and Cash Equivalents - Ending                                          $1,428,853            $904,087


Supplemental Disclosure of Cash Flow Information
    Cash Paid During the Period
       Income taxes                                                                        $2,932             $33,973

See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




1.   Summary of Significant Accounting Policies

Interim Financial
Information                         The accompanying unaudited consolidated
                                    financial statements of the Company (as
                                    defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S.
                                    Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 31,
                                    2004, and the results of their operations and their cash flows for the three and nine months ended October 31, 2004 and October
                                    31, 2003. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending
                                    January 31, 2005.

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

Going Concern                       The accompanying consolidated financial
                                    statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, since inception, the Company incurred losses of $1,589,392 which resulted mainly from research and development and selling, general and administrative expenses. In addition, the Company has a working capital deficit and still does not have significant revenues from operations.
                                    These factors, among others, raise
                                    substantial doubt about the Company's
                                    ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  Earning Per Common
  Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not considered for the three and nine month periods ended October 31, 2004 and 2003, because the effect of these securities is antidilutive.

  Marketable Securities             Marketable securities consist principally of
                                    corporate stocks. Management has classified the Company's marketable securities as available for sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income.
                                    Gains and losses, both realized and
                                    unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date.
                                    As of October 31, 2004 the market value of the security equals its cost.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





2.   Property and
     Equipment                      Property and equipment consist of the
                                    following:

                                                                   Estimated         October 31,
                                                                    Useful              2004               January 31,
                                                                 Lives (Years)       (Unaudited)          2004
                                    Computer equipment                 3              $  66,719           70,077
                                    Purchased software                 3                110,529          124,932
                                    Office furniture and
                                      equipment                        7                 16,002           17,720
                                    Leasehold improvements            10                 58,019           58,135
                                    --------------------------------------------------------------------------------


                                          Total Property and
                                          Equipment at Cost                             251,269          270,864
                                    Less accumulated depreciation
                                      and amortization                                  140,320          154,796
                                    --------------------------------------------------------------------------------


                                        Property and Equipment - Net                   $110,949       $  116,068



3.   Comprehensive
     Loss The Company's comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.
                                    Comprehensive income (loss) for the three and nine month periods ended October 31, 2004 and 2003 was as follows:

                                                         Three Months Ended              Nine Months Ended
                                                             October 31,                    October 31,
                                                        2004            2003          2004              2003
-------------------------------------------------------------------------------------------------------------------
                           Comprehensive loss
                             Net income (loss)       ($171,957)        ($205,275)   ($123,926)       ($637,557)
                             Foreign currency
                               translation               5,992             8,208       (3,624)           6,828
-------------------------------------------------------------------------------------------------------------------
                               Comprehensive
                               Income (Loss)         ($165,965)        ($197,067)   ($127,550)       ($630,729)


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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2004 AND 2003

REVENUES

NET GAINS FROM FOREIGN CURRENCY FUTURE OPERATIONS.

Net Gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. For the three months ended October 31, 2004, net gains from foreign currency future operations resulted in a gain of $148,754 while there was a net gain of $233,592 for the three months ended October 31, 2003, a decrease of $84,838. For the nine months ended October 31, 2004, net gains from foreign currency future operations were $894,290 compared to $660,781 for the same period last year, an increase of $234,509. This increase was due primarily to the increase in trading caused by an increase in customers using the Forexcash online trading platform.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT.

Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses remained nearly unchanged for the quarter. Research and development expenses for the three months ended October 31, 2004 were $20,717 and $24,239 for the three months ended October 31, 2003.

Research and Development remained nearly steady for the nine months ended October 31, 2004. Research and development expenses for the nine month period ended October 31, 2004 were $61,980 and $71,583for the nine month period last year.



SELLING, GENERAL AND ADMINISTRATIVE.

Selling, general and administrative expenses were approximately $364,378 for the three months ended October 31, 2004, as compared to $256,717 for the three months ended October 31, 2003, an increase of $107,661. Selling, General and Administrative expenses for the nine month period ended October 31, 2004 increased by $433,523. Selling, general and administrative for the nine month period ended October 31, 2004 was $1,017,712 and $584,189 for the nine month period last year. These increases were due primarily to an increase in the administration and marketing expenses of Forexcash, the Company's online trading platform.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $754,969 to $1,428,853 at October 31, 2004, from $673,884 at January 31, 2004. The increase is primarily attributable to a significant increase in profits customers deposits offset by an increase in operating activities.

Net cash provided by operating activities amounted to $751,450 for the nine months ended October 31, 2004, compared to net cash provided by operating activities of $155,389 for the nine months ended October 31, 2003, an increase of $596,061 primarily resulting from an increase in customer deposits.

Net cash provided by investing activities for the nine months ended October 31, 2004, was $22,188 as compared to $113,243 for the nine months ended October 31, 2003. The decrease of $91,055 is due to a decrease in collection of the note receivable.

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until October 2005 assuming the monthly expenses of the Company at $76,000. Of our $76,000 monthly expense, we foresee $17,000 covering the salaries, management and administration of the Company with $59,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            During the three months ended October 31, 2004, there were no legal proceedings against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

     During the three months ended October 31, 2004, the Company did not issue any shares or options.

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