Form 10KSB
period 2005-01-31
FINOTEC GROUP INC
filed 2005-09-16
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended January 31, 2005


                    Commission file number              033-20966
                    ---------------------------------------------

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


                    350 Fifth Avenue, Suite 2712 , New York, NY 10018
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number, including area code        866-243-0771
                                                  -----------------------------




           Securities registered pursuant to Section 12(b) of the Act:
                                      None

         Securities registered pursuant to Section 12(g) of the Act:
                  Common stock of $0.001 par value per share

     Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Issuer's Revenues for its most recent fiscal year. $1,620,286 Aggregate market value of the voting stock held by non-affiliates of registrant:
$0 as of January 31, 2005

     Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 34,985,241 Common Series 0.001 par value

  Documents  incorporated by reference:  None.

                                TABLE OF CONTENTS

                                     PART I

                                                                      PAGE

Item 1.   Organization and Business                                   3

Item 2.   Properties                                                  22

Item 3.   Legal Proceedings                                           22

Item 4.   Submission of Matters to a Vote of Security-Holders         23

                                     PART II

Item 5.   Market for the Registrant's Common Stock and                23
          Related Stockholder Matters

Item 6.   Management's Discussion and Analysis of Financial           24
          Condition and Results of Operations

Item 7.   Financial Statements and Supplementary Data                 29
          (Included in Item 14)


                                    PART III

Item 8.   Changes in and Disagreements with Accountants on            31
          Accounting and Financial Disclosure

Item 9.   Directors and Executive Officers of the Registrant          31

Item 10.  Management Remuneration                                     32

Item 11.  Security Ownership of Certain Beneficial Owners and         33
          Management

Item 12.  Certain Relationships and Related Transactions              35

                                     PART IV

Item 13.  Exhibits, Financial Statements, Schedules and Reports       36
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

EMPLOYEES

     As of January 31, 2005, we had 16 full-time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

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


Item 2.  Properties

     The Company's main business operations are located at Industry Building, Hamered 29 P.O. Box 50219 61501 Tel Aviv, Israel. There, via an agreement by Forexcash Global Trading Ltd. (which is a 99.7% owned subsidiary of Finotec Ltd. a wholly owned subsidiary of the Company) the Company rents 130 square meters of office space. Rent expense for the fiscal year ended January 31, 2005 was $7,342.


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

In June 2005, a client submitted a claim against the Company for approximately $48,400 for preventing him from making a profit from his transactions as a client of the Company. The Company claimed that the customer had circumvented the Company's foreign currency option trading software and made illegal profits by ignoring contracts he signed when opening the account defining customer's transaction limits.

In August 2005 The Company submitted its response to the complaint. The Court has yet to make a determination with regard to the claim and has not set a date for a hearing.

Management does not expect this claim to have a material effect on the Company's financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders


     The Company's Board of Directors approved the issuance of options for 33,018,483 shares of the Company's common stock to its chief executive officer, and approved the issuance of options for 2,000,000 shares of the Company's common stock to its chief operating officer. The exercise price on the options was $.001 per share and the exercise period was from the date of the grant until ten years subsequent to that date.

            There was a shareholders meeting on March 17, 2004, and a majority of the shareholders voted in support of issuing the option. In addition, the Company placed before the stockholders a motion to amend the Company's Employee Stock Option Plan to increase the number of options available under the Plan to 40,000,000. This motion was also approved.

                            PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters


(a) The Company's Common Stock is quoted on the pink sheets under the symbol "FTGI" The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending January 31, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                             High              Low
                                            -----              ----
                  2004
                  -----
                  First Quarter             n/a                  n/a

                  Second Quarter            n/a                  n/a

                  Third Quarter             n/a                  n/a

                  Fourth Quarter            n/a                  n/a

                  2003
                  -----
                  First Quarter             n/a                  n/a

                  Second Quarter            n/a                  n/a

                  Third Quarter             n/a                  n/a

                  Fourth Quarter            n/a                  n/a



(b) No dividends were paid during the fiscal year ending January 31, 2005. The Articles of Merger restrict the Company's ability to pay dividends. The Company may not pay dividends if doing so would result in a consolidated current ratio of less than two, that is, current assets equaling less than twice current liabilities.


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


OVERALL

     Net gain from foreign currency future operations was $1,620,286 for the year ended January 31, 2005. There was net gains of $947,521 from foreign currency future operations for the year ended January 31, 2004. This increase of $672,765 is due to the Company developing and growing the foreign currency trading on their software.

OPERATING EXPENSES


     RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials. The Forexcash Global Trading, Ltd. Subsidiary owns all intellectual property rights relating to our business. Research and development expenses were $83,171 for the year ended January 31, 2005, and $95,919 for the year ended January 31, 2004, a decrease of $12,748.


     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, information technology employees;
telecommunications; rent; other facility expenses; and insurance. General and administrative expenses were $1,621,071 for the year ended January 31, 2005, and $919,720 for the year ended January 31,2004, an increase of $701,351 due primarily to the Company's continuing development of its business and the acquisition of new computers, software, office furniture and equipment.


Liquidity and Capital Resources

     The Company's cash balance increased by $893,650 from a cash balance at January 31, 2004 of $673,884 to $1,567,534 at January 31, 2005. The increase is primarily attributable to cash provided by operating activities offset by cash used in financing activities and cash used in investing activities.


Net cash provided by operating activities amounted to $998,291 for the year ended January 31, 2005, while the Company used $45,204 for the year ended January 31, 2004, an increase of $1,043,495. The cash provided by operating activities, for the year ended January 31, 2004, primarily resulted an increase in customers deposits of $945,056.

Net cash used in investing activities for the year ended January 31, 2005, was $69,199 while it was $94,489 provided by investing activities for the year ended January 31, 2004, a decrease of $163,688. The cash used in investing activities for the year ended January 31, 2005, primarily resulted from a decrease in the collection of note receivable, offset by acquisition of property and equipment.

The Company had cash used by financing activities of $17,009 during the year ended January 31, 2005 compared to net cash used in financing activities of $15,000 during the year ended January 31, 2004, a decrease of $2,009.

     Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until February, 2006 assuming the monthly expenses of the Company at $76,000. Of our $76,000 monthly expense, we foresee $17,000 covering the management and administration of the Company with $59,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     The Company has no plans to increase the number of employees it employs at this time, and plans to continue to utilize its current employees for at least the duration of 2005. The Company does not believe that it will be making major plant and equipment purchases during this year.

     Until required for operations, Finotec's policy is to invest its cash reserves in bank deposits.

     There can be no assurance that profitability will ever be achieved. Finotec expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Finotec's control.

Item 7. Financial Statements and Supplementary Data









                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            JANUARY 31, 2005 AND 2004

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                                        CONTENTS
================================================================================








Report of Independent Registered Public Accounting Firm                 F-1


Consolidated Financial Statements:

       Balance Sheet                                                    F-2


       Statements of Operations                                         F-3


       Statements of Stockholders' Equity                               F-4


       Statements of Cash Flows                                         F-5


       Notes to Consolidated Financial Statements                       F-6 - 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
and Stockholders
Finotec Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Finotec Group, Inc. and Subsidiaries as of January 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finotec Group Inc. and Subsidiaries as of January 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States.










Gvili & Co.  c.p.a

August 30, 2005
Caesarea, Israel

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
================================================================================

  AS OF JANUARY 31, 2005
  -------------------------------------------------------------------------------------------------------------------
  A S S E T S

  Current Assets
     Cash and cash equivalents                                                                $   1,567,534
     Marketable securities                                                                          804,354
     Prepaid and other current assets                                                                73,467
  -------------------------------------------------------------------------------------------------------------------
                  Total Current Assets                                                            2,445,355

     Property and equipment, net                                                                    227,824
  -------------------------------------------------------------------------------------------------------------------
                  Total Assets                                                                   $2,673,179
  ===================================================================================================================


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Short term bank credit                                                                   $       7,991
     Loan payable, related party                                                                     30,000
     Accounts payable and accrued expenses                                                          371,977
     Customers' accounts                                                                          1,958,547
     Due to stockholder                                                                              97,500
     Loan payable                                                                                    60,000
  -------------------------------------------------------------------------------------------------------------------
                  Total Current Liabilities                                                       2,562,015

     Accrued severance payable                                                                       22,558
  -------------------------------------------------------------------------------------------------------------------
                  Total Liabilities                                                               2,548,573
  -------------------------------------------------------------------------------------------------------------------

  Commitments and Contingencies

  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
       authorized, 34,985,241 shares issued and outstanding                                          34,985
    Additional paid-in-capital                                                                    1,545,378
    Accumulated deficit                                                                          (1,421,411)
    Accumulated other comprehensive loss                                                            (34,346)
  -------------------------------------------------------------------------------------------------------------------
                  Total Stockholders' Equity                                                        124,606
  -------------------------------------------------------------------------------------------------------------------
                  Total Liabilities and Stockholders' Equity                                     $2,673,179
  ===================================================================================================================


Didier Essemini -                                              Chairman  of the Board of Directors
                 -------------------------




See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

  FOR THE YEARS ENDED JANUARY 31,                                              2005                    2004
  -------------------------------------------------------------------------------------------------------------------
   Revenues
     Net gain from foreign currency future operations                   $ 1,620,286                $ 947,521
    -----------------------------------------------------------------------------------------------------------------

              Total Revenues                                              1,620,286                  947,521
    -----------------------------------------------------------------------------------------------------------------


   Operating Expenses
     Selling, general and administrative                                  1,621,071                  919,720
     Research and development                                                83,171                   95,919
    -----------------------------------------------------------------------------------------------------------------

              Total Operating Expenses                                    1,704,242                1,015,639
    -----------------------------------------------------------------------------------------------------------------

              Operating Loss                                                (83,956)                 (68,118)

     Other Income (Expense)
     Write-down of note receivable                                                -                 (271,384)
     Interest income, net                                                    46,720                    9,816
     Income (expense) from exchange rate differences                              -                   81,360
     Other                                                                   75,761                   (9,286)
    -----------------------------------------------------------------------------------------------------------------

              Loss Before Income Tax Expense (Benefit)                       38,525                 (257,612)

     Income tax benefit (expense)                                             5,530                   11,169
    -----------------------------------------------------------------------------------------------------------------

              Net Income (Loss)                                           $  44,055               ($ 246,443)
    =================================================================================================================

     Weighted average number of common shares outstanding                34,985,241               34,985,241
    =================================================================================================================

     Basic and diluted loss per common share                                  $0.00                   ($0.01)
    =================================================================================================================

    See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================


FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004
----------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                                                  Additional                       Other
                                            Common Stock           Paid in       Accumulated   Comprehensive
                                       Shares          Amount      Capital         Deficit      Income (Loss)     Total
----------------------------------------------------------------------------------------------------------------------------
Balance - January 31, 2003           34,985,241        34,985     1,545,378      (1,219,023)        31,342        392,682

Net loss                                                                           (246,443)                     (246,443)

Foreign currency translation loss                                                                  (48,830)       (48,830)
----------------------------------------------------------------------------------------------------------------------------
Balance - January 31, 2004           34,985,241       $34,985    $1,545,378     ($1,465,466)      ($17,488)       $97,409

Net loss                                                                             44,055                        44,055

Foreign currency translation loss                                                                  (16,858)       (16,858)
----------------------------------------------------------------------------------------------------------------------------
Balance - January 31, 2005           34,985,241       $34,985    $1,545,378     ($1,421,411)      ($34,346)      $124,606

============================================================================================================================

See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

FOR THE YEARS ENDED JANUARY 31,                                               2005                    2004
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net Income (Loss)                                                         44,055               ($246,443)

Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities
      Depreciation                                                            49,421                  53,690
      Write down of note receivable                                                -                 271,384

Changes in Operating Assets and Liabilities
    Increase in marketable securities                                       (390,792)               (413,562)
    (Increase) decrease in prepaid and other current assets                  (38,152)                 (5,830)
    Increase in account payable and accrued expenses                         157,810                 121,737
    Decrease in income taxes payable                                          (2,932)                (40,513)
    Increase in customers' accounts                                        1,139,331                 194,275
    (Decrease) increase in other current liabilities                          (8,548)                (29,200)
    Increase in due to stockholder                                            39,000                  35,798
    Increase in accrued severance payable                                      9,098                  13,460
---------------------------------------------------------------------------------------------------------------------------
         Net Cash Used in Operating Activities                               998,291                 (45,204)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Collection of note receivable                                             90,403                 157,023
    Acquisition of property and equipment                                   (159,602)                (62,534)
---------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Investing Activities                         (69,199)                 94,489
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Short term bank credit                                                     7,991                       -
    Repayment of loan payable                                                (25,000)                (15,000)
---------------------------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Provided by Financing Activities               (17,009)                (15,000)
---------------------------------------------------------------------------------------------------------------------------
Effect of Foreign Currency Translation                                       (18,433)                (56,260)
---------------------------------------------------------------------------------------------------------------------------
           Net (Decrease) Increase in Cash
             and Cash Equivalents                                            893,650                 (21,975)

Cash and Cash Equivalents - Beginning of Year                                673,884                 695,859
---------------------------------------------------------------------------------------------------------------------------
           Cash and Cash Equivalents - End of Year                        $1,567,534                $673,884
===========================================================================================================================
Supplemental Disclosure of Cash Flow Information
    Cash paid during the year for income taxes                                $2,932                 $40,513
===========================================================================================================================
    Cash paid during the year for interest                                   $10,221                  $1,846
===========================================================================================================================


See accompanying notes to consolidated financial statements.

                                                                             F-5

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

    Going Concern          The accompanying consolidated financial statements
                           have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred continuing operating losses, has an accumulated deficit of $1,421,411 at January 31, 2005, and has a working capital deficit. Management anticipates that the cash requirements of the Company for the next twelve months will be met by increased revenues, which will result from an increased number of customers using the Company's foreign currency trading system.

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

                                           FINOTEC GROUP, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


2.  Summary of Significant Accounting Policies
    (Continued)

    Cash and Cash
    Equivalents            The Company considers all highly liquid debt
                           instruments purchased with original maturities of three months or less to be cash equivalents. .

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

    Income Taxes           Deferred taxes are determined based on the
                           differences between financial reporting and tax base of assets and liabilities, and are estimated using the tax rates and laws in effect when the differences are expected to reverse. A valuation allowance is provided based on the weight of available evidence, s if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

    Advertising            Expense The Company expenses advertising costs as
                           incurred. Advertising expenses for the years ended
                           January 31, 2005 and 2004 amounted to $121,614 and
                           $35,809, respectively.

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

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

    Earning Per Common
    Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the years ended January 31, 2005 and 2004, because the effect of these securities is antidilutive.

    Comprehensive
    Income SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. As of January 31, 2005 foreign currency translation adjustments were the only items of other comprehensive income for the Company.

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

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

3.  Note Receivable        In connection with the sale of the assets of its
                           former lottery ticket business, Finotec Inc. acquired a note receivable from the buyer for the contingent payments due, based on projected sales from the business through July 17, 2005. During the year ended
                           January 31, 2004, Finotec Inc. has experienced delays in collecting amounts due from the buyer. Due to the uncertainty in estimating the future debt collection, management decided to write down the note receivable to its estimated fair value based on anticipated future collections. As a result, the Company recorded a loss of approximately $270,000 during the fourth quarter of the year ended January 31, 2004. During the year ended January 31,2005 the Company collected
                           $90,403.

4.  Property and
    Equipment              Consist of the following:

                           As of January 31, 2005
                           -----------------------------------------------------------------------------
                           Computer equipment                                                $  189,287
                           Purchased software                                                   139,522
                           Office furniture and equipment                                        32,057
                           Leasehold improvements                                                75,779
                           -----------------------------------------------------------------------------
                             Total Property and Equipment at Cost                               436,646

                           Less accumulated depreciation and amortization                       208,823
                           -----------------------------------------------------------------------------
                             Property and Equipment - Net                                      $227,823
                           =============================================================================

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


5.  Related Party
    Transactions           In January, 2003 the Company borrowed $30,000 from a
                           company whose shareholder is also a shareholder in Finotec Inc. The loan bears interest at the rate of 4% and is payable on demand.

                           During the year ended January 31, 2004, the Company paid fees in the amount of approximately $56,650 to a company owned 50% by a director of the Company.


6.  Loan Payable           Loan Payable Loan payable consists of an originally
                           $100,000 loan from a former employee. The loan is non-interest bearing and has no maturity date. The
                           Company repays the loan as cash flow permits. During the year ended January 31, 2005 the Company paid back
                           $25,000 of the $100,000 outstanding loan payable.


7.  Due to Stockholder     The amount due to stockholder consists primarily of
                           unpaid compensation.


8.  Stock Options          The Company's Board of Directors approved the
                           issuance of options for 33,018,483 shares of the Company's common stock to its chief executive officer, and approved the issuance of options for 2,000,000 shares of the Company's common stock to its chief operating officer at an exercise price of $.001 a share and for an exercise period of ten years from the date of the grant.

                           In a meeting on March 17, 2004, a majority of the shareholders voted in support of issuing the option. In addition, the Company placed before the stockholders a motion to amend the Company's Employee Stock Option Plan to increase the number of options available under the Plan to 40,000,000 shares. This motion was also approved


                           As described in Note 2, the Company accounts for the granting of stock options under the intrinsic value method (per APB 25) and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had compensation expense for options granted to employees been determined based on the fair value at the grant dates, consistent with the methodology prescribed under SFAS No. 123, there would have been no compensation cost as the estimated fair value of the options using the Black-Scholes option pricing model, resulted in a zero value.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

                           The major risk associated with this instrument is that foreign exchange rates could change in an unanticipated manner, resulting in a loss in the underlying value of the instrument. The Company mitigates this risk by using hedging techniques that limit the exchange rate exposure. As the Company accounts for the foreign exchange contracts as fair value hedges (per FASB No. 133), all gains and losses are recognized in earnings and the fair value of the instruments are reported as other assets/liabilities on the consolidated balance sheet -


10. Legal Proceedings      In May, 2004, the Tel-Aviv Stock Exchange Ltd. ("the
                           Stock Exchange") submitted a claim against the Company for a permanent and temporary restraining order to prevent the Company from using the Tel-Aviv
                           25 Index and/or any other index owned by the Stock
                           Exchange as part of the Company's on-line trading at its web-site. The Company claimed that the Stock
                           Exchange does not have copyrights regarding the indexes and that it did not mislead the public in any way whatsoever.

                           The Company answered the claim for a temporary restraining order, and in June, 2004, the Court accepted the Company's claim. In August, 2004, the Stock Exchange appealed to the Supreme Court, and thereafter the Company submitted its response to the appeal. The Supreme Court accepted the Company's claim, therefore the Company Authorized to use the Tel-Aviv 25 Index.

                           Management does not expect this claim to have a material effect on the Company's financial position or results of operations.


11. Commitments            Forexcash leases its office space facilities on a
                           month-to-month basis.

                           Rent expense for the years ended January 31, 2005 and 2004 amounted to $29,056and $7,342, respectively.

12. Income Taxes           Deferred income taxes consist of the following:


                           Finotec Inc. NOL carryforward at merger date         $   740,000
                           NOL carryforward                                         140,000
                           Less valuation allowance                                (880,000)
                           -----------------------------------------------------------------
                           Net deferred tax asset                               $      0

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


12. Income Taxes           Realization of the future tax benefits related to the
(Continued)                deferred tax assets is dependent on many factors
                           including the Company's ability to generate taxable income within the net operating loss carryforward period (through 2024). The Company has provided a valuation allowance for the full amount of its net deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset.


13. Subsequent Events

                           In June 2005, a client submitted a claim against the Company for approximately $48,400 for preventing him from making a legitimate profit from his transactions as a client of the Company. The Company claimed that the customer had successfully circumvented the Company's foreign currency option trading software for his own benefit and made illegal profits by ignoring contracts he signed when opening the account defining customer's transaction limits. In August 2005 The Company submitted its response to the complaint. The Court has yet to make a determination with regard to the claim and has not set a date for a hearing.

                           Management does not expect this claim to have a material effect on the Company's financial position or results of operations.

PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure for the year ended January 31, 2005.



Item 9.  Directors, Executive Officers, Promoters, and Control Persons.

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

ITEM 10. MANAGEMENT REMUNERATION

     The following table sets forth the compensation paid during the fiscal year ended January 31, 2005, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2004.



                                         Annual  Compensation               Awards                 Payouts
                                   ------------------------------  -------------------------      ---------
                                                           Other                                            All
                                                           Annual   Restricted    Securities               Other
                                                          compen-      Stock      Underlying     LTIP     Compen-
                                                           sation    Award(s)    Options/SAR   Payouts    sation
Name and Principal Position  Year  Salary ($)  Bonus ($)    ($)         ($)          (#)          ($)        ($)
---------------------------  ----  ----------  ---------  -------  ------------  ------------  ---------  --------
Didier Essemini
President,                   2004  $   53,170  $  14,000    -0-    -33,018,483-      -0-           -0-       -0-
Director


Guy Senbel
Director                     2004     -0-         -0-       -0-        -0-           -0-           -0-       -0-


Gil Ovadia
Director                     2004     -0-         -0-       -0-        -0-           -0-           -0-       -0-


Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


     The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of January 31, 2005, by
(i) each Director of the Company, (ii) each executive officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.


                                     Shares Beneficially Owned
                                     -------------------------
                                                   Percentage
Directors and Executive Officers      Shares Held   Owned (1)
--------------------------------      -----------   ---------
Didier Essemini                          3,057,500      8.73%
                                      option to purchase 33,118,483 shares

Guy Senbel                               2,302,650      6.58%

Gil Ovadia                            option to purchase 100,000 shares



Directors and Officers as a Group        5,401,510      15.31%

(1) Percentage of ownership is based on 34,985,241 shares of Common Stock issued and outstanding as of January 31, 2005.



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

Registered Office
Kings Court
PO Box N-3944
Bay Street
Nassau, Bahamas

Director
Jesse Grant Hester

Guy Senbel's 2,302,650 shares consist of his 50% ownership of Bee Byte Ltd.

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


DATE: September 16, 2005                By: /s/ Didier Essemini
                                            -------------------
                                            Didier Essemini
                                            President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature               Title                                 Date

/s/Didier Essemini
Didier Essemini         President and a Director     September 16, 2005

/s/Guy Senbel
Guy Senbel              Secretary and a Director     September 16, 2005

/s/Gil Ovadia
Gil Ovadia              Director                     September 16, 2005