Form 10KSB/A
period 2005-01-31
FINOTEC GROUP INC
filed 2005-10-14
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


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

    Revenue recognition    Finotec acts as a market maker for its customers
                           based on the prices traded in the Interbank market, and recognizes a loss or revenue when customers close transactions in foreign currencies. When there is no compensation inside the system with its customers, Finotec turns to other institutions to clear the contracts and recognizes a loss or revenue from actions in derivative financial instruments.

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


Item 8A. Controls and procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer , after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.


(b) Changes in Internal Controls. There were no changes in the internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting.



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



DATE: October 14, 2005                By: /s/ Didier Essemini
                                            -------------------
                                            Didier Essemini
                                            President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature               Title                                 Date


/s/Didier Essemini
Didier Essemini         President and a Director     October 14, 2005

/s/Guy Senbel
Guy Senbel              Secretary and a Director     October 14, 2005

/s/Gil Ovadia
Gil Ovadia              Director                     October 14, 2005