Form 10QSB
period 2005-04-30
FINOTEC GROUP INC
filed 2005-12-14
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
    The Securities Exchange Act of 1934 for the quarter ended April 30, 2005

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


                350 Fifth Avenue, Suite 2712, New York, NY 10118
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone number, including area code 866-243-0771

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                   Common stock of $0.001 par value per share

     Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
     34,985,241 Common Series 0.001 par value
     Documents  incorporated by reference:  None.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.          FINANCIAL INFORMATION

Item 1.       Financial Statements:

                  Consolidated Balance Sheets
                  April 30, 2005 and January 31, 2005....................  1

                  Consolidated Statements of Operations
                  Three months ended April 30, 2005 and 2004.............  2

                  Consolidated Statements of Cash Flows
                  Three months ended April 30, 2005 and 2004 ............  3

                  Notes to Consolidated Financial Statements.............4-6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................  7


PART II.         OTHER INFORMATION

Item 1.       Legal Proceedings.......................................... 13

Item 2.       Changes in Securities and Use of Proceeds.................. 13

Item 3.       Submission of Matters to a Vote of Security Holders........ 13

Item 4.       Exhibits and Reports on Form 8-K........................... 13

              Signature.................................................. 13

                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED
                                 APRIL 30, 2005

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                                        CONTENTS

================================================================================




Consolidated Financial Statements:

    Balance Sheets - April 30, 2005 (Unaudited) and January 31, 2005           1

    Statements of Operations -
    Three Months Ended April 30, 2005 and 2004 (Unaudited)                     2

    Statements of Cash Flows -
    Three Months Ended April 30, 2005 and 2004 (Unaudited)                     3

    Notes to Consolidated Financial Statements (Unaudited)                 4 - 6

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                  April 30, 2005
                                                                    (Unaudited)      January 31, 2005
--------------------------------------------------------------------------------------------------------
A S S E T S

Current Assets
   Cash and cash equivalents                                        $1,556,863          $1,567,534
   Marketable securities                                               653,690             804,354
   Prepaid and other current assets                                     88,406              73,467
--------------------------------------------------------------------------------------------------------
               Total Current Assets                                  2,298,959           2,445,355

   Property and equipment, net                                         210,604             227,824
--------------------------------------------------------------------------------------------------------
                Total Assets                                        $2,509,563          $2,673,179
========================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short term bank credit                                                    -          $    7,991
   Loan payable, related party                                      $   30,000          $   30,000
   Accounts payable and accrued expenses                               305,807             371,977
   Due to stockholder                                                  104,000              97,500
   Customers' deposits                                               1,879,488           1,958,547
   Compensation reserve                                                 21,803              22,558
   Loan payable, employee                                               60,000              60,000
--------------------------------------------------------------------------------------------------------
                Total Liabilities, All Current                       2,401,098           2,548,573
--------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 34,985,241 shares issued and outstanding               34,985              34,985
  Additional paid-in-capital                                         1,545,378           1,545,378
  Accumulated deficit                                               (1,460,102)         (1,421,411)
  Accumulated other comprehensive (loss) income                        (11,796)            (34,346)
--------------------------------------------------------------------------------------------------------
                Total Stockholders' Equity                             108,465             124,606
--------------------------------------------------------------------------------------------------------
                Total Liabilities and Stockholders' Equity          $2,509,563          $2,673,179
========================================================================================================

See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================


    FOR THE THREE MONTHS ENDED APRIL 30,                               2005                  2004
---------------------------------------------------------------------------------------------------------
Net Gain (Loss) from Foreign Currency Future Operations          $    430,861           $    274,884
---------------------------------------------------------------------------------------------------------
Operating Expenses
  Selling, general and administrative                                 455,820                292,364
  Research and development                                             21,200                 20,684
---------------------------------------------------------------------------------------------------------
           Total Operating Expenses                                   477,020                313,048
---------------------------------------------------------------------------------------------------------
           Operating Gain (Loss)                                      (46,159)               (38,164)

Other Income (Expense)
  Interest (expense), net                                               7,468                    669
  Financing(expense) income                                                 -                (57,908)
---------------------------------------------------------------------------------------------------------
           Income (Loss) Before Income Taxes                          (38,691)               (95,403)

  Income tax refund                                                         -                      -
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
           Net Income (Loss)                                     $    (38,691)          $    (95,403)
=========================================================================================================
  Weighted average number of
    common shares outstanding                                      34,985,241             34,985,241
=========================================================================================================
  Basic and diluted income (loss) per common share                      *                      *
=========================================================================================================
 * Less than $.01 per share


See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


FOR THE THREE MONTHS ENDED APRIL 30,                                     2005            2004
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                               $   (38,691)     $   (95,403)

Adjustment to Reconcile Net Income (Loss) to
   Net Cash (Used in) Provided by Operating Activities
      Depreciation                                                       17,507           12,158
Changes in Operating Assets and Liabilities
    (increase) in prepaid and other current assets                      (14,938)          (8,605)
    (Decrease) in accrued expenses                                      (47,349)         (28,145)
    Decrease in income taxes payable                                          -           (2,932)
    Increase in customers' deposits                                     (79,060)         566,723
    (Decrease) increase in other current liabilities                    (18,821)          17,926
    Compensation reserve                                                   (755)            (219)
    (Increase) Decrease in marketable securities                        150,664          (80,852)
    Increase in due to stockholder                                        6,500            9,932
---------------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Operating Activities(            24,943)         390,583
---------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Collection of note receivable                                             -           40,000
    Acquisition of property and equipment                                  (287)         (13,119)
---------------------------------------------------------------------------------------------------
           Net Cash Provided by Investing Activities                       (287)          26,881
---------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Proceeds (Repayment) from loan payable, related party                     -           (5,000)
    Proceeds from loan payable                                                -                -
    Short term bank Credit                                               (7,991)             594
---------------------------------------------------------------------------------------------------
         Net Cash (Used in) Provided by Financing Activities             (7,991)          (4,406)

Effect of Foreign Currency Translation                                   22,550           19,020
---------------------------------------------------------------------------------------------------
           Net (Decrease) Increase in Cash and Cash Equivalents         (10,671)         432,079

Cash and Cash Equivalents - Beginning                                 1,567,534          673,884
===================================================================================================
           Cash and Cash Equivalents - Ending                       $ 1,556,863      $ 1,105,963

Supplemental Disclosure of Cash Flow Information
===================================================================================================
Cash paid during the period for income taxes                                  -      $     2,932

See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


1.   Summary of Significant Accounting Policies

     Interim Financial
     Information                    The accompanying unaudited consolidated
                                    financial statements of the Company (as
                                    defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S.
                                    Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at April 30, 2005, and the results of their operations and their cash flows for the three months ended
                                    April 30, 2005 and April 30, 2004. The
                                    results of interim periods are not
                                    necessarily indicative of the results that may be expected for the year ending January
                                    31, 2005.

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

     Going Concern                  The accompanying consolidated financial
                                    statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred continuing operating losses, has an accumulated deficit of $1,460,102 at April
                                    30, 2005, and has a working capital deficit.
                                    Management anticipates that the cash
                                    requirements of the Company for the next twelve months will be met by increased revenues, which will result from an increased number of customers using the Company's foreign currency trading system.

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

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


1.   Summary of Significant Accounting Policies (Continued)

     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three months ended April 30, 2005 and 2004, because the effect of these securities is antidilutive.

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

2.   Property and Equipment Property and equipment consist of the following:

                                              Estimated Useful    April 30, 2005   January 31,
                                                Lives (Years)      (Unaudited)        2005
     Computer equipment                               3             $189,376        189,287
     Purchased software                               3              139,968        139,522
     Office furniture and
       equipment                                      7               32,575         32,058
     Leasehold improvements                          10               76,022         75,779
     ---------------------------------------------------------------------------------------
         Total Property and
           Equipment at Cost                                         437,941        436,646
     Less accumulated depreciation
       and amortization                                              227,337        208,823
     ---------------------------------------------------------------------------------------
         Property and Equipment - Net                               $210,604       $227,823
     =======================================================================================

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


3.   Comprehensive
     Income (Loss)                  The Company's comprehensive income (loss) is
                                    comprised of net income (loss) and foreign currency translation adjustments.
                                    Comprehensive income (loss) for the three months ended April 30, 2005 and 2004 is as follows:

                                                           Three Months Ended
                                                                April 30,
                                                           2005          2004
                     ----------------------------------------------------------
                     Comprehensive income (loss)
                       Net income (loss)                $(38,691)     $(95,403)
                       Foreign currency translation      (11,796)         (908)
                     ----------------------------------------------------------
                     Comprehensive Income (Loss)        $(50,487)     $(96,311)
                     ===========================================================

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2005 AND 2004

NET GAINS FROM FOREIGN CURRENCY  FUTURE  OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net gains from foreign currency future operations were $430,861 for the three months ended April 30, 2005, as compared to a net gain from foreign currency future operations of $274,884 for the three months ended April 30, 2004, an increase of $155,977.

     The Company had a net loss of $38,691 for the three months ended April 30, 2005, as compared to net loss of $95,403 for the three months ended April 30, 2004, a decrease of $56,712. This decrease related primarily to an increase in selling, general and administrative expenses as well as an increase in financing expenses.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended April 30, 2005 were $21,200, as compared to $20,684 for the three months ended April 30, 2004, a decrease of $516.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $455,820 for the three months ended April 30, 2005, as compared to $292,364 for the three months ended April 30, 2004. This increase of $163,456 was due to the increased administrative costs and increased marketing of Forexcash, the Company's online trading platform.

LIQUIDITY AND CAPITAL RESOURCES

     The Company decreased its cash balance by $10,671 from a cash balance at January 31, 2005 of $1,567,534 to $1,556,863 at April 30, 2005.

     Net cash used in operating activities amounted to $24,943 for the three months ended April 30, 2005, compared to net cash provided by operating activities of $390,583 for the three months ended April 30, 2004, an increase of $415,526. The increase primarily resulted from a decrease in customers' deposits offset by an increase in marketable securities.

     Net cash used in investing activities for the three months ended April 30, 2005, was $287 as compared to net cash provided by investing activities of $26,881 for the three months ended April 30, 2004, a decrease of $27,168. This decrease primarily resulted from a decrease in the collection of a note receivable.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until May 2006 assuming the monthly expenses of the Company at $76,000. Of our $76,000 monthly expense, we foresee $17,000 covering the salaries, management and administration of the Company with $59,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     We have no off balance sheet assets or liabilities.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the first quarter of 2006.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the three months ended April 30, 2005, there were no legal proceedings against the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in the quarter ended April 30,
2005


ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders in the quarter ended April 30, 2005.


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

                                    Finotec Group, Inc.
                                    Registrant

Date: December 14, 2005             /s/ Didier Essemini
                                    --------------------------
                                    Didier Essemini
                                    Chief Executive Officer