Form 10QSB
period 2005-07-31
FINOTEC GROUP INC
filed 2006-01-20
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      for the quarter ended July 31, 2005

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

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.          FINANCIAL INFORMATION

Item 1.       Financial Statements:

                  Consolidated Balance Sheets
                  July 31, 2005 and January 31, 2005.........................F-1

                  Consolidated Statements of Operations
                  Three months and six months ended
                  July 31, 2005 and 2004.....................................F-2

                  Consolidated Statements of Cash Flows
                  Six months ended July 31, 2005 and 2004 ...................F-3

                  Notes to Consolidated Financial Statements...............F-4-6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................3


PART II.         OTHER INFORMATION

Item 1.       Legal Proceedings................................................9

Item 2.       Changes in Securities and Use of Proceeds.......................10

Item 3.       Submission of Matters to a Vote of Security Holders.............10

Item 4.       Exhibits and Reports on Form 8-K................................10

              Signature.......................................................10

                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                              FOR THE THREE AND SIX
                           MONTHS ENDED JULY 31, 2005

--------------------------------------------------------------------------------

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                                        CONTENTS
--------------------------------------------------------------------------------




Consolidated Financial Statements:

       Balance Sheets - July 31, 2005 (Unaudited) and January 31, 2005       F-1


       Statements of Operations - Three Months and Six Months Ended
         July 31, 2005 and 2004 (Unaudited)                                  F-2


       Statements of Cash Flows - Six Months Ended July 31, 2005
        and 2004 (Unaudited)                                                 F-3


       Notes to Consolidated Financial Statements (Unaudited)          F-4 - F-6

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    July 31, 2005
                                                                    (Unaudited)              January 31, 2005
  -------------------------------------------------------------------------------------------------------------------
  A S S E T S

  Current Assets

     Cash and cash equivalents                                        $  2,026,062             $  1,567,534
     Marketable securities                                                 840,743                  804,354
     Prepaid and other current assets                                      124,981                   73,467
  -------------------------------------------------------------------------------------------------------------------
                  Total Current Assets                                   2,991,786                2,445,355

     Property and equipment, net                                           201,915                  227,824

  -------------------------------------------------------------------------------------------------------------------

                  Total Assets                                          $3,193,701               $2,673,179
  ===================================================================================================================


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Short term bank credit                                                      -             $      7,991
     Loan payable, related party                                      $     30,000             $     30,000
     Accounts payable and accrued expenses                                 534,144                  371,977
     Due to stockholder                                                    104,000                   97,500
     Customers' deposits                                                 2,057,769                1,958,547
     Compensation reserve                                                   21,047                   22,558
     Loan payable, employee                                                 60,000                   60,000

  -------------------------------------------------------------------------------------------------------------------
                  Total Liabilities, All Current                         2,806,960                2,548,573
  -------------------------------------------------------------------------------------------------------------------


  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
       authorized, 34,985,241 shares issued and outstanding                 34,985                   34,985
    Additional paid-in-capital                                           1,545,378                1,545,378
    Accumulated deficit                                                 (1,183,066)              (1,421,411)
    Accumulated other comprehensive (loss) income                          (10,556)                 (34,346)
  -------------------------------------------------------------------------------------------------------------------
                  Total Stockholders' Equity                               386,741                  124,606
  -------------------------------------------------------------------------------------------------------------------

                  Total Liabilities and Stockholders' Equity          $  3,193,701             $  2,673,179
  ===================================================================================================================

See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                              Three Months Ended                           Six Months Ended
                                                                   July 31,                                    July 31,
                                                            2005              2004                      2005             2004
  ----------------------------------------------------------------------------------------------------------------------------------
   Revenues
     Net gains from foreign currency
       future operations                                $1,021,685         $ 471,652                $1,452,546        $  746,536
  ----------------------------------------------------------------------------------------------------------------------------------

              Total Revenues                             1,021,685           471,652                 1,452,546           746,536
  ----------------------------------------------------------------------------------------------------------------------------------


   Operating Expenses
     Selling, general and administrative                   728,495           360,970                 1,184,315           653,334
     Research and development                               20,571            20,579                    41,771            41,263
  ----------------------------------------------------------------------------------------------------------------------------------

              Total Operating Expenses                     749,066           381,549                 1,226,086           694,597
  ----------------------------------------------------------------------------------------------------------------------------------

              Operating Income (Loss)                      272,619            90,103                   226,460            51,939

   Other Income (Expense)
     Interest income (expense), net                          4,417             1,002                    11,885             1,671
     Financing income                                            -            46,799                         -           (11,109)
     Other expense
  ----------------------------------------------------------------------------------------------------------------------------------

              Income (Loss) Before Income Taxes            277,036           137,904                   238,345            42,501

     Income tax refund                                           -             5,530                         -             5,530
  ----------------------------------------------------------------------------------------------------------------------------------

              Net Income (Loss)                            277,036           143,434                   238,345        $   48,031
  ==================================================================================================================================

     Weighted average number of
       common shares outstanding                        34,985,241        34,985,241                34,985,241        34,985,241
  ==================================================================================================================================

     Basic and diluted loss per common share                  *              *                            *               *
  ==================================================================================================================================


*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


FOR THE SIX MONTHS ENDED JULY 31,                                                          2005             2004
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                               $     238,345       $    48,031

Adjustment to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used in) Operating Activities
      Depreciation                                                                         42,711            23,693

Changes in Operating Assets and Liabilities
    (Increase) decrease in prepaid and other current assets                         (      51,514)            8,849
    Increase (decrease) in accrued expenses                                               189,738       (    26,643)
    Decrease in income taxes payable                                                            -       (     2,932)
    Increase in customers' deposits                                                        99,221           815,608
    Compensation reserve                                                                        -             5,825
    Increase (decrease) in other current liabilities                                (      29,081)           29,188
    (Increase) in marketable securities                                             (      36,389)      (   342,920)
    Increase in due to stockholder                                                          6,500            18,165
---------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Operating Activities                              459,531           576,864
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Collection of note receivable                                                               -            60,402
    Acquisition of property and equipment                                           (      16,802)      (    18,018)
---------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Investing Activities                                (      16,802)           42,384
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Proceeds (Repayment) from loan payable, related party                                       -       (    15,000)
    Short term bank Credit                                                          (       7,991)           10,250
---------------------------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Provided by Financing Activities                      (       7,991)      (     4,750)

Effect of Foreign Currency Translation                                                     23,790             5,676
---------------------------------------------------------------------------------------------------------------------------

           Net Increase (Decrease) in
             Cash and Cash Equivalents                                                    458,528           620,174

Cash and Cash Equivalents - Beginning                                                   1,567,534           673,884
---------------------------------------------------------------------------------------------------------------------------

           Cash and Cash Equivalents
             - Ending                                                               $   2,026,062       $ 1,294,058
===========================================================================================================================
Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for income taxes                                                -            $2,932
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

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies

     Interim Financial
     Information                    The accompanying unaudited consolidated
                                    financial statements of the Company (as
                                    defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S.
                                    Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 31, 2005, and the results of their operations and their cash flows for the three and six months ended July 31, 2005 and July 31,
                                    2004. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January
                                    31, 2006.

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

     Going Concern                  The accompanying consolidated financial
                                    statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, since inception, the Company incurred continuing operating losses, has an accumulated deficit of losses of $1,183,066, which resulted mainly from research and development and selling, general and administrative expenses. In addition, at
                                    July 31,2005 working capital was $184,826 compared to $10,721 at July 31,2004.
                                    Management anticipates that the cash
                                    requirements of the Company for the next twelve months will be met by increased revenues, which will result from an increased number of customers using the Company's foreign currency trading system.

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

     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three and six month periods ended July 31, 2005 and 2004, because the effect of these securities is antidilutive.

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

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------


2. Property and Equipment Property and equipment consist of the following:

                                                               Estimated Useful     July 31, 2005      January 31,
                                                                 Lives (Years)       (Unaudited)          2005
-------------------------------------------------------------------------------------------------------------------
                                    Computer equipment                 3             $  191,379          189,287
                                    Purchased software                 3                135,115          139,522
                                    Office furniture and
                                      equipment                        7                 39,008           32,058
                                    Leasehold improvements            10                 73,385           75,779
                                    --------------------------------------------------------------------------------
                                        Total Property and
                                          Equipment at Cost                             438,887          436,646
                                    Less accumulated depreciation
                                      and amortization                                  236,972          208,823
                                    --------------------------------------------------------------------------------
                                        Property and Equipment - Net                 $  201,915       $  227,823

                                    ================================================================================

3.   Comprehensive
     Loss The Company's comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.
                                    Comprehensive income (loss) for the three and six month periods ended July 31, 2005 and 2004 was as follows:

                                                                Three Months Ended           Six Months Ended
                                                                     July 31,                    July 31,
                                                              2005            2004          2005            2004
-----------------------------------------------------------------------------------------------------------------
                                    Comprehensive loss
                                      Net income (loss)       277,036       $143,434       $238,345         $48,031
                                      Foreign currency
                                      translation               1,240     (    8,708)   (    10,556)     (    9,616)
                             ---------------------------------------------------------------------------------------
                                    Comprehensive
                                      Income (loss)          $278,276       $134,726       $227,789         $38,415

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDEDENDED JULY 31, 2005 AND 2004

NET GAINS FROM FOREIGN CURRENCY  FUTURE  OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net gains from foreign currency future operations were $1,021,685 for the three months ended July 31, 2005, as compared to a net gain from foreign currency future operations of $471,652 for the three months ended July 31, 2004, an increase of $550,033 mostly due to the increase in trading by brokerage clients. For the six months ended July 31, 2005, revenues from foreign currency future operations were $1,452,546 compared to $746,536 for the same period last year. The increase of $706,010 is due to the increase in trading by brokerage clients.


     The Company had a net gain of $277,036 for the three months ended July 31, 2005, as compared to net gain of $143,434 for the three months ended July 31, 2004, an increase of $133,602. This increase related primarily to an increase in trading by brokerage clients.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended July 31, 2005 were $20,571, as compared to $20,579 for the three months ended July 31, 2004.

      Research and development expenses also remained nearly unchanged for the six month period ended July 31, 2005. Research and development expenses for the six month period ended July 31, 2005 was $41,771 and $41,263 for the six month period last year.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $728,495 for the three months ended July 31, 2005, as compared to $360,970 for the three months ended July 31, 2004. This increase of $367,525 was due to the increased administrative costs and increased marketing of Forexcash, the Company's online trading platform.

    Selling, general and administrative expenses for the six month period ended July 31, 2005 increased by $530,981 from the same period last year. This increase was due primarily to the costs associated with administering and marketing the operations of Forexcash, the Company's online trading platform. Selling, general and administrative expenses for the six month period ended July 31, 2005 was $1,184,315 and $653,334 for the six month period last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its cash balance by $458,528 from a cash balance at January 31, 2005 of $1,567,534 to $2,026,062 at July 31, 2005.

     Net cash provided by operating activities amounted to $459,531 for the six months ended July 31, 2005, compared to net cash provided by operating activities of $576,864 for the six months ended July 31, 2004, a decrease of $117,333. The decrease primarily resulted from a significantly smaller increase in customers' deposits compared to the same period last year.

     Net cash used in investing activities for the six months ended July 31, 2005, was $16,802 as compared to net cash provided by investing activities of $42,384 for the six months ended July 31, 2004, a decrease of $59,186. This decrease primarily resulted from a decrease in the collection of a note receivable.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until July 2006 assuming the monthly expenses of the Company at $76,000. Of our $76,000 monthly expense, we foresee $17,000 covering the salaries, management and administration of the Company with $59,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the three months ended July 31, 2005, there were no legal proceedings against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in the quarter ended July 31,
2005


ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders in the quarter ended July 31, 2005.


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

                                    Finotec Group, Inc.
                                    Registrant

Date: January 19, 2006              /s/ Didier Essemini
                                    --------------------------
                                    Didier Essemini
                                    Chief Executive Officer