Form 10QSB
period 2005-10-31
FINOTEC GROUP INC
filed 2006-02-21
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     for the quarter ended October 31, 2005

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

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.          FINANCIAL INFORMATION

Item 1.  Financial Statements:

             Consolidated Balance Sheets
             October 31, 2005 and January 31, 2005 ..........................F-1

             Consolidated Statements of Operations
             Three months and nine months ended
             October 31, 2005 and 2004 ......................................F-2

             Consolidated Statements of Cash Flows
             Nine months ended October 31, 2005 and 2004 ....................F-3

             Notes to Consolidated Financial Statements ...................F-4-6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..............................3


PART II.         OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................9

Item 2.  Changes in Securities and Use of Proceeds ............................9

Item 3.  Submission of Matters to a Vote of Security Holders ..................9

Item 4.  Exhibits and Reports on Form 8-K .....................................9

      Signature ..............................................................10

                               FINOTEC GROUP, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS


                             FOR THE THREE AND NINE
                          MONTHS ENDED OCTOBER 31, 2005

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                                        CONTENTS


Consolidated Financial Statements:

   Balance Sheets - October 31, 2005 (Unaudited) and January 31, 2005        F-1


   Statements of Operations - Three Months and Nine Months Ended
     October 31, 2005 and 2004 (Unaudited)                                   F-2


   Statements of Cash Flows - Nine Months Ended October 31, 2005
     and 2004 (Unaudited)                                                    F-3


   Notes to Consolidated Financial Statements (Unaudited)              F-4 - F-6

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                   October 31, 2005
                                                                      (Unaudited)            January 31, 2005
  -------------------------------------------------------------------------------------------------------------
  A S S E T S
  Current Assets
     Cash and cash equivalents                                       $   2,154,437            $   1,567,534
     Marketable securities                                                 960,372                  804,354
     Prepaid and other current assets                                      207,460                   73,467
  -------------------------------------------------------------------------------------------------------------
                  Total Current Assets                                   3,322,269                2,445,355

     Property and equipment, net                                           191,344                  227,824
  -------------------------------------------------------------------------------------------------------------
                  Total Assets                                       $   3,513,613            $   2,673,179
  =============================================================================================================


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Short term bank credit                                                      -            $       7,991
     Loan payable, related party                                     $      20,000                   30,000
     Accounts payable and accrued expenses                                 161,273                  371,977
     Due to stockholder                                                     70,244                   97,500
     Customers' deposits                                                 2,576,673                1,958,547
     Compensation reserve                                                  127,890                   22,558
     Loan payable, employee                                                      -                   60,000
  -------------------------------------------------------------------------------------------------------------
                  Total Liabilities, All Current                         2,956,080                2,548,573
  -------------------------------------------------------------------------------------------------------------

  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
       authorized, 34,985,241 shares issued and outstanding                 34,985                   34,985
    Additional paid-in-capital                                           1,545,378                1,545,378
    Accumulated deficit                                                 (1,010,018)              (1,421,411)
    Accumulated other comprehensive (loss) income                          (12,812)                 (34,346)
  -------------------------------------------------------------------------------------------------------------
                  Total Stockholders' Equity                               557,533                  124,606
  -------------------------------------------------------------------------------------------------------------
                  Total Liabilities and Stockholders' Equity         $   3,513,613            $   2,673,179
  =============================================================================================================


See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                              Three Months Ended                    Nine Months Ended
                                                                  October 31,                          October 31,
                                                            2005              2004               2005             2004
  --------------------------------------------------------------------------------------------------------------------------
   Revenues
     Net gains (losses) from foreign
       currency future operations                         $872,906          $148,754         $2,325,452          $895,290
  --------------------------------------------------------------------------------------------------------------------------
              Total Revenues                               872,906           148,754          2,325,452           895,290
  --------------------------------------------------------------------------------------------------------------------------
   Operating Expenses
     Selling, general and administrative                   602,949           364,378          1,787,264         1,017,712
     Research and development                               19,435            20,717             61,206            61,980
  --------------------------------------------------------------------------------------------------------------------------
              Total Operating Expenses                     622,384           385,095          1,848,470         1,079,692
  --------------------------------------------------------------------------------------------------------------------------
              Operating Income (Loss)                      250,522          (236,341)           476,982          (184,402)

   Other Income (Expense)
     Interest income (expense), net                        (77,473)           19,657            (65,588)           21,328
     Financing income                                            -            44,727                  -            33,618
  --------------------------------------------------------------------------------------------------------------------------
              (Loss) Income Before
                Income Taxes                               173,049          (171,957)           411,394          (129,456)

     Income tax refund                                           -                 -                  -             5,530
  --------------------------------------------------------------------------------------------------------------------------
              Net (Loss) Income                            173,049         ($171,957)          $411,394          (123,926)
  ==========================================================================================================================
     Weighted average number of
       common shares outstanding                        34,985,241        34,985,241         34,985,241        34,985,241
  ==========================================================================================================================
     Basic and diluted loss per common share                  *                *                   *                 *

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

FOR THE NINE MONTHS ENDED OCTOBER                                                2005               2004
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                          $411,394           $(123,926)

Adjustment to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used in) Operating Activities
      Depreciation                                                               64,543              34,488

Changes in Operating Assets and Liabilities
    Increase in prepaid and other current assets                               (133,993)             (3,803)
    (Decrease) Increase in accrued expenses                                     (64,292)             51,637
    Decrease in income taxes payable                                                  -              (2,932)
    Increase in customers' deposits                                             618,125           1,013,667
    (Increase) in marketable securities                                        (156,016)           (198,380)
    Decrease in other current liabilities                                       (41,080)            (37,247)
    Forward transaction                                                               -             (10,578)
    (Decrease) Increase in due to stockholder                                   (27,256)             28,524
-----------------------------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Operating Activities                    671,425             751,450
-----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Collection of note receivable                                                     -              70,402
    Acquisition of property and equipment                                       (28,065)            (48,214)
-----------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Investing Activities                            (28,065)             22,188
-----------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Short term bank Credit                                                       (7,991)                  -
    Payment of loan payable, employee                                           (70,000)            (15,000)
-----------------------------------------------------------------------------------------------------------------
           Net Cash Used in Financing Activities                                (77,991)            (15,000)
-----------------------------------------------------------------------------------------------------------------

Effect of Foreign Currency Translation                                           21,534              (3,669)
-----------------------------------------------------------------------------------------------------------------
           Net Increase in Cash and Cash Equivalents                            586,903             754,969

Cash and Cash Equivalents - Beginning                                         1,567,534             673,884

=================================================================================================================
           Cash and Cash Equivalents - Ending                                $2,154,437          $1,428,853

Supplemental Disclosure of Cash Flow Information
    Cash Paid During the Period
       Income taxes                                                                   -              $2,932
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

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


1.   Summary of Significant Accounting Policies

     Interim Financial
     Information           The accompanying unaudited consolidated financial
                           statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the
                           Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 31, 2005, and the results of their operations and their cash flows for the three and nine months ended October 31, 2005 and October 31, 2004. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2006.

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


     Going Concern         The accompanying consolidated financial statements
                           have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, since inception, the Company incurred continuing operating losses, has an accumulated deficit of losses of $1,010,018, which resulted mainly from research and development and selling, general and administrative expenses. In addition, at October 31,2005 working capital was $366,189 compared to $(190,558) at October 31,2004. Management anticipates that increased revenues, which will result from an increased number of customers using the Company's foreign currency trading system, will meet the cash requirements of the Company for the next twelve months.

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

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

     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not considered for the three and nine month periods ended October 31, 2005 and 2004, because the effect of these securities is antidilutive.

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

                                            FINOTEC GROUP, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


2.   Property and
     Equipment             Property and equipment consist of the following:

                                                          Estimated         October 31,
                                                           Useful              2005            January 31,
                                                        Lives (Years)       (Unaudited)           2005
                           -------------------------------------------------------------------------------
                           Computer equipment                 3             $  186,884          189,287
                           Purchased software                 3                140,747          139,522
                           Office furniture and
                             equipment                        7                 41,119           32,058
                           Leasehold improvements            10                 71,643           75,779
                           -------------------------------------------------------------------------------
                               Total Property and
                                 Equipment at Cost                             440,393          436,646
                           Less accumulated depreciation
                             and amortization                                  249,049          208,823
                           -------------------------------------------------------------------------------
                               Property and Equipment - Net                 $  191,344       $  227,823


3.   Comprehensive
     Loss The Company's comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) for the three and nine month periods ended October 31, 2005 and 2004 was as follows:

                                                         Three Months Ended              Nine Months Ended
                                                             October 31,                    October 31,
                                                        2005            2004          2005              2004
                           ----------------------------------------------------------------------------------------
                           Comprehensive loss
                             Net income (loss)        $173,049         ($171,957)     411,394        ($123,926)
                             Foreign currency
                               translation              (2,256)            5,992       21,534           (3,624)
                           ----------------------------------------------------------------------------------------
                               Comprehensive
                               Income (Loss)          $170,793         ($165,965)     432,788        ($127,550)

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDEDENDED OCTOBER 31, 2005 AND 2004

NET GAINS FROM FOREIGN CURRENCY  FUTURE  OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net gains from foreign currency future operations were $872,906 for the three months ended October 31, 2005, as compared to a net gain from foreign currency future operations of $148,754 for the three months ended October 31, 2004, an increase of $724,152 mostly due to the increase in trading by brokerage clients. For the nine months ended October 31, 2005, revenues from foreign currency future operations were $2,325,452 compared to $895,290 for the same period last year. The increase of $1,430,162 is due to the increase in trading by brokerage clients.

     The Company had a net gain of $173,049 for the three months ended October 31, 2005, as compared to a net loss of $171,957 for the three months ended October 31, 2004, an increase of $345,006. This increase related primarily to an increase in trading by brokerage clients.


OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended October 31, 2005 were $19,435, as compared to $20,717 for the three months ended October 31, 2004.

      Research and development expenses also remained nearly unchanged for the nine month period ended October 31, 2005. Research and development expenses for the nine month period ended October 31, 2005 was $61,206 and $61,980 for the nine month period last year.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $602,949 for the three months ended October 31, 2005, as compared to $364,378 for the three months ended October 31, 2004. This increase of $238,571 was due to the increased administrative costs and increased marketing of Forexcash, the Company's online trading platform.

    Selling, general and administrative expenses for the nine month period ended October 31, 2005 increased by $769,552 from the same period last year. This increase was due primarily to the costs associated with administering and marketing the operations of Forexcash, the Company's online trading platform. Selling, general and administrative expenses for the nine month period ended October 31, 2005 was $1,787,264 and $1,017,712 for the nine month period last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its cash balance by $586,903 from a cash balance at January 31, 2005 of $1,567,534 to $2,154,437 at October 31, 2005.

     Net cash provided by operating activities amounted to $671,425 for the nine months ended October 31, 2005, compared to net cash provided by operating activities of $751,450 for the nine months ended October 31, 2004, a decrease of $80,025. The decrease primarily resulted from a significantly smaller increase in customers' deposits compared to the same period last year.

     Net cash used in investing activities for the nine months ended October 31, 2005, was $28,065 as compared to net cash provided by investing activities of $22,188 for the nine months ended October 31, 2004, a decrease of $50,253. This decrease primarily resulted from a decrease, to no money collected, in the collection of a note receivable offset by a decrease in the acquisition of property and equipment.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until October 2006 assuming the monthly expenses of the Company at $76,000. Of our $76,000 monthly expense, we foresee $17,000 covering the salaries, management and administration of the Company with $59,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     We have no off balance sheet assets or liabilities.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the third quarter of 2006.


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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the three months ended October 31, 2005, there were no legal proceedings against the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in the quarter ended October 31, 2005


ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders in the quarter ended October 31, 2005.


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

                                    Finotec Group, Inc.
                                    Registrant

Date: February 21, 2006             /s/ Didier Essemini
                                    --------------------------
                                    Didier Essemini
                                    Chief Executive Officer