Form 10KSB
period 2006-01-31
FINOTEC GROUP INC
filed 2006-07-20
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


         Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended January 31, 2006


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


                350 Fifth Avenue, Suite 2712, New York, NY 10018
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

     Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Issuer's Revenues for its most recent fiscal year. $3,697,809 Aggregate market value of the voting stock held by non-affiliates of registrant:
$0 as of January 31, 2006

     Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 34,985,241 Common Series 0.001 par value

     Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

Item 1.   Organization and Business                                         3

Item 2.   Properties                                                        19

Item 3.   Legal Proceedings                                                 19

Item 4.   Submission of Matters to a Vote of Security-Holders               19

                                     PART II

Item 5.   Market for the Registrant's Common Stock and                      20
          Related Stockholder Matters

Item 6.   Management's Discussion and Analysis of Financial                 20
          Condition and Results of Operations

Item 7.   Financial Statements and Supplementary Data                       25
          (Included in Item 14)


                                    PART III

Item 8.   Changes in and Disagreements with Accountants on                  26
          Accounting and Financial Disclosure

Item 9.   Directors and Executive Officers of the Registrant                27

Item 10.  Management Remuneration                                           27

Item 11.  Security Ownership of Certain Beneficial Owners and               28
          Management

Item 12.  Certain Relationships and Related Transactions                    30

                                     PART IV

Item 13.  Exhibits, Financial Statements, Schedules and Reports             30
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

SALES AND MARKETING

     In Israel, Finotec uses the services of various advertising company to reach targeted customers through advertising campaigns. Finotec intends to develop partnerships with many other companies to promote foreign exchange trading. We intend to negotiate with financial newspapers to set up news on foreign exchange trading in their newspapers or on their internet site.

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

     Governmental concern is focused in two basic areas: that the customer has sufficient trading experience and has sufficient risk capital to engage in active trading. Finotec requires a $200 opening balance to open an account with us. We believe Finotec's minimum suitability requirements, as well as the extensive user education documentation and tutorials offered on its Web site, are consistent with the rules and regulations concerning active trading.

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

EMPLOYEES

     As of January 31, 2006, we had 39 full-time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

Item 2.  Properties

     The Company's main business operations are located at Industry Building, Hamered 29 P.O. Box 50219 61501 Tel Aviv, Israel. There, via an agreement by Forexcash Global Trading Ltd. (which is a 99.7% owned subsidiary of Finotec Ltd. a wholly owned subsidiary of the Company) the Company rents 310 square meters of office space. Rent expense for the fiscal year ended January 31, 2006 was $7,342.


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

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the security holders for voting in the fiscal tear ended January 31, 2006.

                            PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

(a) The Company's Common Stock is quoted on the pink sheets under the symbol "FTGI" The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending January 31, 2006. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                             High              Low
                                            -----              ----
                  2005
                  -----
                  First Quarter             n/a                  n/a

                  Second Quarter            n/a                  n/a

                  Third Quarter             n/a                  n/a

                  Fourth Quarter            n/a                  n/a

                  2004
                  -----
                  First Quarter             n/a                  n/a

                  Second Quarter            n/a                  n/a

                  Third Quarter             n/a                  n/a

                  Fourth Quarter            n/a                  n/a



(b) No dividends were paid during the fiscal year ending January 31, 2006. The Articles of Merger restrict the Company's ability to pay dividends. The Company may not pay dividends if doing so would result in a consolidated current ratio of less than two, that is, current assets equaling less than twice current liabilities.

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

OVERALL

     Net gain from foreign currency future operations was $3,697,809 for the year ended January 31, 2006. There was net gains of $1,620,286 from foreign currency future operations for the year ended January 31, 2005. This increase of $1,620,286 is due to the Company developing and growing the foreign currency trading on their software.


OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials. The Forexcash Global Trading, Ltd. Subsidiary owns all intellectual property rights relating to our business. Research and development expenses were $82,511 for the year ended January 31, 2006, and $83,171 for the year ended January 31, 2005, a decrease of $660.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, information technology employees; telecommunications; rent; marketing; other facility expenses; and insurance. General and administrative expenses were $2,704,403 for the year ended January 31, 2006, and $1,621,071 for the year ended January 31, 2005, an increase of $1,083,333 due primarily to the Company's continuing development of its business and the acquisition of new computers, software, office furniture and equipment.

Liquidity and Capital Resources

     The Company's cash balance increased by $1,595,687 from a cash balance at January 31, 2005 of $1,567,534 to $3,163,221 at January 31, 2006. The increase is primarily attributable to cash provided by operating activities offset by cash used in financing activities and cash used in investing activities.


Net cash provided by operating activities amounted to $1,786,030 for the year ended January 31, 2006, while net cash provided by operating activities was $998,291 for the year ended January 31, 2005, an increase of $787,739. The increase in net cash provided by operating activities primarily resulted from an increase in marketable securities and an increase in customers deposits.

Net cash used in investing activities for the year ended January 31, 2006, was $122,273 while it was $69,199 used in investing activities for the year ended January 31, 2005, an increase of $53,074. The cash used in investing activities for the year ended January 31, 2006, primarily resulted from a decrease in the collection of note receivable, offset by acquisition of property and equipment.

The Company had cash used by financing activities of $77,991 during the year ended January 31, 2006 compared to net cash used in financing activities of $17,009 during the year ended January 31, 2005, an increase of $60,982. This increase resulted primarily from an increase in the repayment of a loan payable.

     Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until February, 2007 assuming the monthly expenses of the Company at $76,000. Of our $76,000 monthly expense, we foresee $17,000 covering the management and administration of the Company with $59,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     The Company has no plans to increase the number of employees it employs at this time, and plans to continue to utilize its current employees for at least the duration of 2006. The Company does not believe that it will be making major plant and equipment purchases during this year.

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

Item 7. Financial Statements and Supplementary Data


                               FINOTEC GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            JANUARY 31, 2006 AND 2005

                                                             FINOTEC GROUP, INC.

                                                                        CONTENTS
================================================================================


Report of Independent Registered Public Accounting Firm               F-1

Consolidated Financial Statements:

       Balance Sheet                                                  F-2

       Statements of Operations                                       F-3

       Statements of Stockholders' Equity                             F-4

       Statements of Cash Flows                                       F-5

       Notes to Consolidated Financial Statements                     F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
and Stockholders
Finotec Group, Inc.

We have audited the accompanying consolidated balance sheet of Finotec Group, Inc. as of January 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of January 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2006, in conformity with accounting principles generally accepted in the United States.




Gvilli & Co.  c.p.a

July 10, 2006
Caesarea, Israel

                                                             FINOTEC GROUP, INC.

                                                      CONSOLIDATED BALANCE SHEET
================================================================================

  AS OF JANUARY 31, 2006
  ---------------------------------------------------------------------------------------

  A S S E T S

  Current Assets
     Cash and cash equivalents                                              $3,163,221
     Marketable securities                                                     560,498
     Prepaid and other current assets                                          268,494
  ---------------------------------------------------------------------------------------
                  Total Current Assets                                       3,992,213
     Property and equipment, net                                               266,608
  ---------------------------------------------------------------------------------------
                  Total Assets                                              $4,258,821
  =======================================================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Loan payable, related party                                                20,000
     Accounts payable and accrued expenses                                     311,969
     Customers' accounts                                                     2,724,446
     Due to stockholder                                                         52,131
  ---------------------------------------------------------------------------------------
                  Total Current Liabilities                                  3,108,546
     Accrued severance payable                                                 127,286
  ---------------------------------------------------------------------------------------
                  Total Liabilities                                          3,235,832
  ---------------------------------------------------------------------------------------

  Commitments and Contingencies

  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
    authorized, 34,985,241 shares issued and outstanding                        34,985
    Additional paid-in-capital                                               1,545,378
    Accumulated deficit                                                       (532,949)
    Accumulated other comprehensive loss                                       (24,425)
  ---------------------------------------------------------------------------------------
                  Total Stockholders' Equity                                 1,022,989
  ---------------------------------------------------------------------------------------
                  Total Liabilities and Stockholders' Equity                $4,258,821
  =======================================================================================

Didier Essemini -_________________________    Chairman of the Board of Directors


See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

  FOR THE YEARS ENDED JANUARY 31,                                     2006              2005
  ------------------------------------------------------------------------------------------------

   Revenues
     Net gain from foreign currency future operations             $ 3,697,809       $ 1,620,286
    ----------------------------------------------------------------------------------------------
              Total Revenues                                        3,697,809         1,620,286
    ----------------------------------------------------------------------------------------------

   Operating Expenses
     Selling, general and administrative                            2,704,403         1,621,071
     Research and development                                          82,511            83,171
    ----------------------------------------------------------------------------------------------
              Total Operating Expenses                              2,786,915         1,704,242
    ----------------------------------------------------------------------------------------------
              Operating Income (Loss)                                 910,894           (83,956)

     Other Income (Expense)
     Interest (Expense) income, net                                   (22,432)           46,720
     Other                                                                  -            75,761
    ----------------------------------------------------------------------------------------------
              Income Before Income tax                                888,462            38,525

     Income tax benefit                                                     -             5,530
    ==============================================================================================
              Net Income                                           $  888,462         $  44,055

     Weighted average number of common shares outstanding          34,985,241        34,985,241
    ==============================================================================================

     Basic and diluted income per common share                          $0.03             $0.00
    ==============================================================================================


See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

FOR THE YEARS ENDED JANUARY 31, 2006  and 2005
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                  Additional                        Other
                                             Common Stock          Paid in      Accumulated      Comprehensive
                                          Shares       Amount      Capital        Deficit        Income (Loss)     Total
-----------------------------------------------------------------------------------------------------------------------------
Balance - January 31, 2004              34,985,241    $34,985    $ 1,545,378    ($1,465,466)       ($17,488)    $    97,409

Net Income                                                                           44,055                          44,055

Foreign currency translation loss                                                                  ( 16,858)    (    16,858)
-----------------------------------------------------------------------------------------------------------------------------
Balance - January 31, 2005              34,985,241    $34,985    $ 1,545,378    ($1,421,411)       ($34,346)    $   124,606

Net Income                                                                          888,462                         888,462

Foreign currency translation Income                                                                   9,921           9,921
-----------------------------------------------------------------------------------------------------------------------------
Balance - January 31, 2006              34,985,241    $34,985    $ 1,545,378    ($  532,949)       ($24,425)    $ 1,022,989
=============================================================================================================================


See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

FOR THE YEARS ENDED JANUARY 31,                                               2006                    2005
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net Income                                                               888,462                  44,055

Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities
      Depreciation                                                            83,488                  49,421

Changes in Operating Assets and Liabilities
    (Decrease) increase in marketable securities                             243,858                (390,792)
    (Increase) in prepaid and other current assets                          (195,027)                (38,152)
    Decrease (Increase) in account payable and accrued expenses             (180,876)                157,810
    Decrease in income taxes payable                                               -                  (2,932)
    Increase in customers' accounts                                          765,898               1,139,331
    Increase (Decrease) in other current liabilities                         120,868                  (8,548)
    (Decrease)  Increase in due to stockholder                               (45,369)                 39,000
    Increase in accrued severance payable                                    104,728                   9,098
--------------------------------------------------------------------------------------------------------------------
         Net Cash Used in Operating Activities                             1,786,030                 998,291
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Collection of note receivable                                                  -                  90,403
    Acquisition of property and equipment                                   (122,273)               (159,602)
--------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Investing Activities                        (122,273)                (69,199)
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Short term bank credit                                                    (7,991)                  7,991
    Repayment of loan payable                                                (70,000)                (25,000)
--------------------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Provided by Financing Activities               (77,991)                (17,009)
--------------------------------------------------------------------------------------------------------------------
Effect of Foreign Currency Translation                                         9,921                 (18,433)
--------------------------------------------------------------------------------------------------------------------
           Net (Decrease) Increase in Cash
             and Cash Equivalents                                          1,595,687                 893,650

Cash and Cash Equivalents - Beginning of Year                              1,567,534                 673,884
--------------------------------------------------------------------------------------------------------------------
           Cash and Cash Equivalents - End of Year                        $3,163,221              $1,567,534
====================================================================================================================
Supplemental Disclosure of Cash Flow Information
    Cash paid during the year for income taxes                                     -                  $2,932
====================================================================================================================
    Cash paid during the year for interest                                    $7,077                 $10,221
====================================================================================================================

See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

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


2.   Summary of Significant Accounting Policies

     Principles of
     Consolidation              The consolidated financial statements include
                                the accounts of Finotec Inc. and its wholly owned subsidiaries, Finotec Trading, Inc.
                                ("Finotec Trading") and its owned subsidiary
                                Finotec Trading Cyprus Ltd. Finotec Ltd., and
                                Finotec Ltd.'s 99.7% owned subsidiary, Forexcash
                                Global Trading Ltd. ("Forexcash") (collectively referred to as the "Company", unless otherwise indicated). All material intercompany transactions and balances have been eliminated in consolidation.

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

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2.   Summary of Significant Accounting Policies
     (Continued)


     Income Taxes Deferred taxes are determined based on the differences between financial reporting and tax basis of assets and liabilities, and are estimated using the tax rates and laws in effect when the differences are expected to reverse. A valuation allowance is provided based on the weight of available evidence, if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

                                Finotec Group, Inc. and Finotec Trading Inc.
                                file consolidated tax returns. As of January 31, 2006, the Company has net operating loss carryforwards of approximately $2,500,000 to reduce future Federal taxable income through 2026

                                As of January 31, 2006, realization of the Company's deferred tax assets of $880,000 was not considered more likely than not and, accordingly, a Valuation allowance of $ 880,000 has been provided.


     Advertising Expense        The Company expenses advertising costs as
                                incurred. Advertising expenses for the years ended January 31, 2006 and 2005 amounted to $178,907 and $145,805, respectively.


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


     Fair Value of Financial
     Instruments                SFAS No. 107, Disclosures About Fair Value of
                                Financial Instruments, requires disclosure of the fair value of certain financial instruments.
                                The carrying value of financial instruments, which include cash and cash equivalents, loans payable, customer deposits and accrued expenses, approximate their fair values due to the short-term nature of these financial instruments. The carrying value of the Company's note receivable approximates its fair value based on management's best estimate of future cash collections.

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2.   Summary of Significant Accounting Policies
     (Continued)


     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
                                (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the years ended January 31, 2006 and 2005, because the effect of these securities is antidilutive.

     Comprehensive
     Income SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. As of January 31, 2006 foreign currency translation adjustments were the only items of other comprehensive income for the Company.

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

     Recent Accounting
                                Pronouncements In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 153 "Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29". Statement 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This standard, which is effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005, is not applicable to the Company's current operations.

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2.   Summary of Significant Accounting Policies
     (Continued)

                                In December 2004, FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" (SFAS 123 (revised 2004), effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123 (revised 2004) eliminates the alternative to use Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company is required to adopt Statement 123 (revised 2004) as of January 1, 2006, and does not expect this statement to have a material effect on its results of operations.

                                In May 2005, FASB issued SFAS No. 154,
                                "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements)," that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (calendar year 2006). Early adoption is permitted.

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

3.   Note Receivable            In connection with the sale of the assets of its
                                former lottery ticket business, Finotec Inc.
                                acquired a note receivable from the buyer for the contingent payments due, based on projected sales from the business through July 17, 2005.
                                During the year ended January 31, 2004, Finotec
                                Inc. has experienced delays in collecting amounts due from the buyer. Due to the uncertainty in estimating the future debt collection, management decided to write down the note receivable to its estimated fair value based on anticipated future collections. As a result, the Company recorded a loss of approximately $270,000 during the fourth quarter of the year ended January 31, 2004. During the year ended January 31,2005 the Company collected
                                $90,403. During the year ended January 31,2006 the Company collected $155,000 the total amount remaining under a final settlement agreement.


4.   Property and
     Equipment                  Consist of the following:

                                As of January 31, 2005
                                ----------------------------------------------------------------
                                Computer equipment                                    $  230,522
                                Purchased software                                       153,781
                                Office furniture and equipment                            77,335
                                Leasehold improvements                                    71,305
                                ----------------------------------------------------------------
                                  Total Property and Equipment at Cost                   532,943

                                Less accumulated depreciation and amortization           266,335
                                ----------------------------------------------------------------
                                  Property and Equipment - Net                          $266,608
                                ================================================================


5.   Related Party
     Transactions               In January, 2003 the Company borrowed $30,000
                                from a company whose shareholder is also a shareholder in Finotec Inc. The loan bears interest at the rate of 4% and is payable on demand.


6.   Loan Payable               During the year ended January 31, 2005 the
                                Company paid back $25,000 and ends its
                                Commitment of the $100,000 outstanding loan payable from a former employee.


7.   Due to Stockholder         The amount due to stockholder consists primarily
                                of unpaid compensation.

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                                The major risk associated with this instrument is that foreign exchange rates could change in an unanticipated manner, resulting in a loss in the underlying value of the instrument. The Company mitigates this risk by using hedging techniques that limit the exchange rate exposure. As the Company accounts for the foreign exchange contracts as fair value hedges (per FASB No. 133), all gains and losses are recognized in earnings and the fair value of the instruments are reported as other assets/liabilities on the consolidated balance sheet. During the year ended January 31, 2006 the Company recognized $10,595 in losses from its forward foreign currency contracts. As of January 31, 2006, the Company has entered into a number of forward foreign exchange currency contracts that were hedged in the first week of February, 2005. The Company recognized a gain of approximately $4,200 on these contracts, during the first quarter of fiscal 2006.

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

10.   Legal Proceedings         The Tel-Aviv Stock Exchange Ltd. (hereinafter:
                                "The stock exchange") had submitted a claim against The Company on 9.5.2004 to the District
                                Court in Tel-Aviv for a permanent and temporary restraining order aiming to prevent The Company from using the Tel-Aviv 25 Index and/or any other index "owed" by the stock exchange in part of The Company's on-line trading on C.F.D
                                (Contracts For Difference) at its web-site.

                                The claim is not estimated in sum at this stage but The stock exchange has asked to retain its right to split the aids in a way that it could submit a separate claim in the future for compensations regarding the claimed damages caused to it, when it could be estimated.

                                The Company claims that the stock exchange dose not have copyrights regarding the index and that it dose not mislead the public in any way whatsoever.
                                On the 10.6.04 the court rejected the stock exchange motion for temporary injunction.
                                On the 8.7.04 the stock exchange appealed to the Supreme Court, and on the 13.9.04 The Supreme Court decided to reject the stock exchange appeal.
                                The main prosecution has been set for a hearing on the 1/11/06.

                                In June 2005, a client submitted a claim against the Company for approximately $48,400 for preventing him from making a legitimate profit from his transactions as a client of the Company. The Company claimed that the customer had successfully circumvented the Company's foreign currency option trading software for his own benefit and made illegal profits by ignoring contracts he signed when opening the account defining customer's transaction limits.
                                In January 2006 The Court accepted the client's claim and determined a compensation of $12,000. In February 2006 The Company paid its debt to the client.


11. Commitments                 Forexcash leases its office space facilities on
                                a month-to-month basis.

                                Rent expense for the years ended January 31, 2006 and 2005 amounted to $23,204 and $17,884, respectively.

12. Income Taxes                Deferred income taxes consist of the following:

                                Finotec Inc. NOL carryforward at merger date    $   740,000
                                NOL carryforward                                    140,000
                                Less valuation allowance                         (  880,000)
                                -----------------------------------------------------------
                                Net deferred tax asset                          $         0

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

                                                              FINOTEC GROUP, INC

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

13.  Subsequent Events          The Company is expecting for final step to get
                                National Futures Associations agreement. This agreement will give the opportunity for the Company to reach U.S. residents as potentials customers.

                                Forexcash Global Trading will open new offices in Jerusalem in July 2006 to face the development of the activity. The new offices will gather the technological pole and the management team of the Group. Such an increase involves a recruitment of management staff and technicians data processing.

                                A former employee of the Company had submitted a claim against the company on March 2006 for dismissal compensation on the sum of 35,822 NIS. The company claims that it didn't let off the plaintiff and that he decided to resign by himself. The prosecution has been set for a hearing on the March 2007.

                                Another former employee of the Company had submitted a claim against the company on April 2006 for dismissal compensation on the sum of 8,995 NIS. The company claims that it didn't let off the plaintiff and that he decided to resign by himself. The prosecution has been set for a hearing on the November 2006.

PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure for the year ended January 31, 2006.


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

ITEM 10. MANAGEMENT REMUNERATION

     The following table sets forth the compensation paid during the fiscal year ended January 31, 2006, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2005.

                                         Annual  Compensation               Awards                 Payouts
                                   ------------------------------  -------------------------      ---------
                                                           Other                                            All
                                                           Annual   Restricted    Securities               Other
                                                          compen-      Stock      Underlying     LTIP     Compen-
                                                           sation    Award(s)    Options/SAR   Payouts    sation
Name and Principal Position  Year  Salary ($)  Bonus ($)    ($)         ($)          (#)          ($)        ($)
---------------------------  ----  ----------  ---------  -------  ------------  ------------  ---------  --------
Didier Essemini
President,                   2005  $102,000    $52,000      -0-         -0-           -0-         -0-        -0-
Director


Guy Senbel
Director                     2005     -0-         -0-       -0-         -0-           -0-         -0-        -0-


Gil Ovadia
Director                     2005     -0-         -0-       -0-         -0-           -0-         -0-        -0-

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


     The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of January 31, 2006, by
(i) each Director of the Company, (ii) each executive officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.

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

(1) Percentage of ownership is based on 34,985,241 shares of Common Stock issued and outstanding as of January 31, 2006.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

     On August 9, 2001 (the "Merger Date") Finotec Group, Inc., formerly Online International Corporation ("Finotec Group"), a Nevada corporation without significant operations, acquired all of the outstanding shares of Finotec Ltd. ("Finotec Ltd.") (formerly Priory Marketing Ltd.), an Isle of Man company. The transaction was effected by the issuing of 21,500,000 shares of Finotec Group common stock to the stockholders of Finotec Ltd. This resulted in the former Finotec Ltd. stockholders owning approximately 61.5% of the outstanding shares of Finotec Group. For financial reporting purposes, the transaction was recorded as a recapitalization of Finotec Ltd., with Finotec Group receiving the $1,320,363 net assets (assets of $1,404,636 less liabilities of $84,273) of Finotec Group as a capital contribution. Finotec Ltd. is the continuing surviving entity for accounting purposes, but is adopting the capital structure of Finotec Group, which is the continuing parent entity for legal purposes. All references to common stock have been restated to reflect the equivalent number of Finotec Group shares.

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



DATE: July 20, 2006                      By: /s/ Didier Essemini
                                            -------------------
                                            Didier Essemini
                                            President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature               Title                                 Date


/s/ Didier Essemini
-------------------
Didier Essemini         President and a Director     July 20, 2006

/s/ Guy Senbel
--------------
Guy Senbel              Secretary and a Director     July 20, 2006

/s/ Gil Ovadia
--------------
Gil Ovadia              Director                     July 20, 2006