Form 10QSB
period 2006-04-30
FINOTEC GROUP INC
filed 2006-08-16
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of
    The Securities Exchange Act of 1934 for the quarter ended April 30, 2006

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

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets
            April 30, 2006 and January 31, 2006.........................1

            Consolidated Statements of Operations
            Three months ended April 30, 2006 and 2005..................2

            Consolidated Statements of Cash Flows
            Three months ended April 30, 2006 and 2005 ............... .3

            Notes to Consolidated Financial Statements.................4-6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................7


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...........................................12

Item 2.     Changes in Securities and Use of Proceeds...................12

Item 3.     Submission of Matters to a Vote of Security Holders.........12

Item 4.     Exhibits and Reports on Form 8-K............................12

            Signature...................................................12

                               FINOTEC GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                 APRIL 30, 2006




================================================================================

                                                             FINOTEC GROUP, INC.

                                                                        CONTENTS


================================================================================


Consolidated Financial Statements:

     Balance Sheets -
     April 30, 2006 (Unaudited) and January 31, 2006                        1


     Statements of Operations -
          Three Months Ended April 30, 2006 and 2005 (Unaudited)            2


     Statements of Cash Flows -
          Three Months Ended April 30, 2006and 2005 (Unaudited)             3


     Notes to Consolidated Financial Statements (Unaudited)               4 - 6

                                                             FINOTEC GROUP, INC.

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================


                                                              April 30, 2006
                                                                (Unaudited)            January 31, 2006
--------------------------------------------------------------------------------------------------------
A S S E T S

Current Assets
   Cash and cash equivalents                                    $ 3,573,049             $ 3,163,221
   Marketable securities                                            802,422                 560,498
   Prepaid and other current assets                                 133,183                 268,494
--------------------------------------------------------------------------------------------------------

                Total Current Assets                              4,508,654               3,992,213

   Property and equipment, net                                      259,266                 266,608
   Forward transaction                                               20,354                      --
--------------------------------------------------------------------------------------------------------


                Total Assets                                    $ 4,788,274             $ 4,258,821
========================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short-term bank credit                                            73,089                      --
   Loan payable, related party                                           --                  20,000
   Accounts payable and accrued expenses                            290,129                 311,969
   Due to stockholder                                                52,131                  52,131
   Customers' deposits                                            2,571,551               2,724,446
   Compensation reserve                                             131,668                 127,286

--------------------------------------------------------------------------------------------------------

                Total Liabilities, All Current                    3,118,568               3,235,832
--------------------------------------------------------------------------------------------------------


Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
     Authorized, 34,985,241 shares issued and outstanding            34,985                  34,985
  Additional paid-in-capital                                      1,545,378               1,545,378
  Accumulated Earnings (deficit)                                     93,304                (532,949)
  Accumulated other comprehensive (loss)                             (3,961)                (24,425)
--------------------------------------------------------------------------------------------------------

                Total Stockholders' Equity                        1,669,706               1,022,989
--------------------------------------------------------------------------------------------------------


                Total Liabilities and Stockholders' Equity      $ 4,788,274             $ 4,258,821
========================================================================================================

See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================


FOR THE THREE MONTHS ENDED APRIL 30,                                       2006              2005
--------------------------------------------------------------------------------------------------------
Net Gain  from Foreign Currency Future Operations                         1,733,170      $    430,861
Consulting                                                                   29,855                --
--------------------------------------------------------------------------------------------------------

           Total Revenues                                                 1,763,025           430,861
--------------------------------------------------------------------------------------------------------

Operating Expenses
  Selling, general and administrative                                     1,078,376           455,820
  Research and development                                                   27,013            21,200
--------------------------------------------------------------------------------------------------------

           Total Operating Expenses                                       1,105,389           477,020
--------------------------------------------------------------------------------------------------------

           Operating Gain (Loss)                                            657,636           (46,159)

Other Income (Expense)
  Interest income, net                                                        2,252             7,468
  Financing (expense)                                                       (33,636)               --
--------------------------------------------------------------------------------------------------------
           Income (Loss) Before Income Taxes                                (31,384)          (38,691)

  Income tax refund                                                              --                --
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------

           Net Income (Loss)                                                626,252      $    (38,691)
========================================================================================================

  Weighted average number of
    Common shares outstanding                                            34,985,241        34,985,241
========================================================================================================

  Basic and diluted income (loss) per common share                     $       0.02      $       0.00
========================================================================================================
 * Less than $.01 per share.


See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


FOR THE THREE MONTHS ENDED APRIL 30,                                        2006             2005
--------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                  $   626,252       $   (38,691)

Adjustment to Reconcile Net Income (Loss) to
   Net Cash (Used in) Provided by Operating Activities
      Depreciation                                                          29,923            17,507
Changes in Operating Assets and Liabilities
    Decrease (Increase) in prepaid and other current assets                135,311           (14,938)
    Decrease in accrued expenses                                           (26,899)          (47,349)
    Increase in forward transaction                                        (20,354)               --
    Increase in customers' deposits                                       (152,895)          (79,060)
    (Decrease) increase in other current liabilities                         5,060           (18,821)
    Increase (Decrease) in Compensation reserve                              4,382              (755)
    (Increase) Decrease in marketable securities                          (241,924)          150,664
    Increase in due to stockholder                                              --             6,500
--------------------------------------------------------------------------------------------------------

         Net Cash Provided by (Used in) Operating Activities               358,856           (24,943)
 --------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Acquisition of property and equipment                                  (22,582)             (287)

--------------------------------------------------------------------------------------------------------

           Net Cash Used in Investing Activities                           (22,582)             (287)
--------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Repayment of loan payable                                              (20,000)               --
    Short term bank Credit                                                  73,089            (7,991)
--------------------------------------------------------------------------------------------------------
         Net Cash (Used in) Provided by Financing Activities                53,089            (7,991)

Effect of Foreign Currency Translation                                      20,465            22,550
--------------------------------------------------------------------------------------------------------

           Net (Decrease) Increase in Cash and Cash Equivalents            409,828           (10,671)

Cash and Cash Equivalents - Beginning                                    3,163,221         1,567,534
--------------------------------------------------------------------------------------------------------
========================================================================================================
           Cash and Cash Equivalents - Ending                            3,573,049       $ 1,556,863


Supplemental Disclosure of Cash Flow Information
========================================================================================================

Cash paid during the period for income taxes                                    --                --

See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================



1.   Summary of Significant Accounting Policies

     Interim Financial
     Information                    The accompanying unaudited consolidated
                                    financial statements of the Company (as
                                    defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S.
                                    Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2006. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at April 30, 2006, and the results of their operations and their cash flows for the three months ended
                                    April 30, 2006 and April 30, 2005. The
                                    results of interim periods are not
                                    necessarily indicative of the results that may be expected for the year ending January
                                    31, 2007.

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

                                                             FINOTEC GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================



1. Summary of Significant Accounting Policies (Continued)



     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three months ended April 30, 2006 and 2005, because the effect of these securities is antidilutive.

     Marketable Securities          Marketable securities consist principally of
                                    corporate stocks. Management has classified the Company's marketable securities as available for sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income.
                                    Gains and losses, both realized and
                                    unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date.
                                    As of April 30, 2006 the market value of the security equals its cost

2. Property and Equipment           Property and equipment consist of the
                                    following:

                                                    Estimated Useful    April 30, 2006      January 31,
                                                      Lives (Years)       (Unaudited)          2006
                         -------------------------------------------------------------------------------
                         Computer equipment                  3            $242,700          230,522
                         Purchased software                  3             164,605          153,781
                         Office furniture and
                           Equipment                         7              84,336           77,335
                         Leasehold improvements             10              73,760           71,305
                         -------------------------------------------------------------------------------

                             Total Property and
                               Equipment at Cost                           565,401          532,943
                         Less accumulated depreciation
                           And amortization                                306,135          266,335
                         -------------------------------------------------------------------------------

                             Property and Equipment - Net                 $259,266         $266,608

                         ===============================================================================


                                                             FINOTEC GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


3.   Comprehensive
     Income (Loss)                  The Company's comprehensive income (loss) is
                                    comprised of net income (loss) and foreign currency translation adjustments.
                                    Comprehensive income (loss) for the three months ended April 30, 2006 and 2005 is as follows:

                                                                           Three Months Ended
                                                                                April 30,
                                                                        2006                 2005
                         ---------------------------------------------------------------------------
                         Comprehensive income (loss)
                           Net income (loss)                           626,523             $ (38,691)
                           Foreign currency translation                 20,465               (11,796)
                         ---------------------------------------------------------------------------
                         Comprehensive Income (Loss)                   646,988             $ (50,487)
                         ===========================================================================

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2006 AND 2005

NET GAINS FROM FOREIGN CURRENCY  FUTURE  OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net gains from foreign currency future operations were $1,733,170 for the three months ended April 30, 2006, as compared to a net gain from foreign currency future operations of $430,861 for the three months ended April 30, 2005, an increase of $1,302,309.

     The Company had net income of $626,252 for the three months ended April 30, 2006, as compared to net loss of $38,691 for the three months ended April 30, 2005, an increase of $664,943. This increase related primarily to a significant increase in net gain from foreign currency future operations offset by an increase in selling, general and administrative expenses.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended April 30, 2006 were $27,013, as compared to $21,200 for the three months ended April 30, 2005, an increase of $5,813.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $1,078,376 for the three months ended April 30, 2006, as compared to $455,820 for the three months ended April 30, 2005. This increase of $622,556 was due to the increased administrative costs and increased marketing of Forexcash, the Company's online trading platform.


LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its cash balance by $409,828 from a cash balance at January 31, 2006 of $3,163,221 to $3,573,049 at April 30, 2006. This increase was primarily due to the increase in net gains from foreign currency future operations.

     Net cash provided by operating activities amounted to $358,856 for the three months ended April 30, 2006, compared to net cash used in operating activities of $24,943 for the three months ended April 30, 2005, an increase of $383,799. The increase primarily resulted from a increase in cash flows from operating activities offset by an decrease in marketable securities.

     Net cash used in investing activities for the three months ended April 30, 2006, was $22,582 as compared to net cash used in investing activities of $287 for the three months ended April 30, 2005, a decrease of $27,168. This decrease primarily resulted from an increase in the acquisition of property and equipment.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until May 2007 assuming the monthly expenses of the Company at $76,000. Of our $76,000 monthly expense, we foresee $17,000 covering the salaries, management and administration of the Company with $59,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     We have no off balance sheet assets or liabilities.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the first quarter of 2007.


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

INSTABILITY IN THE MIDDLE EAST REGION MAY ADVERSELY AFFECT OUR BUSINESS.

     Political, economic and military conditions in Israel directly affect the Company's operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Northern Israel has experienced rocket attacks from Lebanon. Recently, there have been battles between the Israeli military and Hezbollah forces in Lebanon . As a result, negotiations between Israel and representatives of the Palestinian Authority have been sporadic and have failed to result in peace. The Company could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violent conflicts involving Israel and other nations may impede the Company's ability to sell its products in certain countries. In addition, some of the Company's employees in Israel are subject to being called upon to perform military service in Israel, and their absence may have an adverse effect upon the Company's operations. Generally, unless exempt, male adult citizens and permanent residents of Israel under the age of 54 are obligated to perform up to 36 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. These conditions could disrupt the Company's operations in Israel and its business, financial condition and results of operations could be adversely affected.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the three months ended April 30, 2006, there were no legal proceedings against the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in the quarter ended April 30, 2006.


ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders in the quarter ended April 30, 2006.


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

                                    Finotec Group, Inc.
                                    Registrant

Date: August 15, 2006               /s/ Didier Essemini
                                    --------------------------
                                    Didier Essemini
                                    Chief Executive Officer