Form 10QSB
period 2006-07-31
FINOTEC GROUP INC
filed 2006-09-14
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                       for the quarter ended July 31, 2006

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

     Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 32,297,741 Common Series 0.001 par value

     Documents incorporated by reference: None.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.          FINANCIAL INFORMATION

Item 1.       Financial Statements:

                  Consolidated Balance Sheets
                  July 31, 2006 and January 31, 2006.........................F-1

                  Consolidated Statements of Operations
                  Three months and six months ended
                  July 31, 2006 and 2005.....................................F-2

                  Consolidated Statements of Cash Flows
                  Six months ended July 31, 2006 and 2005 ...................F-3

                  Notes to Consolidated Financial Statements...............F-4-6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................3


PART II.         OTHER INFORMATION

Item 1.       Legal Proceedings................................................8

Item 2.       Changes in Securities and Use of Proceeds........................8

Item 3.       Submission of Matters to a Vote of Security Holders..............8

Item 4.       Exhibits and Reports on Form 8-K.................................8

              Signature........................................................8

                               FINOTEC GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                              FOR THE THREE AND SIX
                           MONTHS ENDED JULY 31, 2006

================================================================================

================================================================================

                                                             FINOTEC GROUP, INC.

                                                                        CONTENTS


Consolidated Financial Statements:

   Balance Sheets - July 31, 2006 (Unaudited) and January 31, 2006             1


   Statements of Operations - Three Months and Six Months Ended
     July 31, 2006 and 2005 (Unaudited)                                        2


   Statements of Cash Flows - Six Months Ended July 31, 2006
     and 2005 (Unaudited)                                                      3


   Notes to Consolidated Financial Statements (Unaudited)                  4 - 6

                                                             FINOTEC GROUP, INC.

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                     July 31, 2006
                                                                      (Unaudited)            January 31, 2006
  -------------------------------------------------------------------------------------------------------------------
  A S S E T S

  Current Assets
     Cash and cash equivalents                                         $ 3,786,545              $ 3,163,221
     Marketable securities                                               1,959,224                  560,498
     Prepaid and other current assets                                      169,653                  268,494
  -------------------------------------------------------------------------------------------------------------------
                  Total Current Assets                                   5,915,422                3,992,213

     Property and equipment, net                                           341,541                  266,608
     Forward transaction Hedging                                             4,236                        -
  -------------------------------------------------------------------------------------------------------------------
                  Total Assets                                          $6,261,199               $4,258,821
  ===================================================================================================================
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Short term bank credit                                               $ 25,822                        -
     Loan payable, related party                                                 -                 $ 20,000
     Accounts payable and accrued expenses                                 404,008                  311,969
     Due to stockholder                                                          -                   52,131
     Customers' deposits                                                 4,285,986                2,724,446
     Compensation reserve                                                  134,168                  127,286
  -------------------------------------------------------------------------------------------------------------------
                  Total Liabilities, All Current                         4,849,984                3,235,832
  -------------------------------------------------------------------------------------------------------------------
  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
      Authorized, 34,985,241 shares issued,
      And 32,297,741 shares outstanding                                     34,985                   34,985
    Treasury shares, at cost - 2,687,500 shares                           (172,500)                       -
    Additional paid-in-capital                                           1,545,378                1,545,378
    Accumulated deficit                                                    (11,267)                (532,949)
    Accumulated other comprehensive (loss) income                           14,619                  (24,425)
  -------------------------------------------------------------------------------------------------------------------
                  Total Stockholders' Equity                             1,411,215                1,022,989
  -------------------------------------------------------------------------------------------------------------------
                  Total Liabilities and Stockholders' Equity            $6,261,199               $4,258,821
  ===================================================================================================================


See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                              Three Months Ended                           Six Months Ended
                                                                   July 31,                                    July 31,
                                                            2006              2005                      2006             2005
  ----------------------------------------------------------------------------------------------------------------------------------
   Revenues
     Net gains from foreign currency
       future operations                                  $996,076        $1,021,685                $2,729,246         1,452,546
     Consulting                                                                2,007                         -             4,259
  ----------------------------------------------------------------------------------------------------------------------------------
              Total Revenues                               998,083         1,021,685                 2,733,505         1,452,546
  ----------------------------------------------------------------------------------------------------------------------------------
   Operating Expenses
     Selling, general and administrative                 1,075,128           728,495                 2,153,504         1,184,315
     Research and development                               28,114            20,571                    55,126            41,771
  ----------------------------------------------------------------------------------------------------------------------------------
              Total Operating Expenses                   1,103,242           749,066                 2,208,630         1,226,086
  ----------------------------------------------------------------------------------------------------------------------------------
              Operating Income (Loss)                     (105,159)          272,619                   524,875           226,460

   Other Income (Expense)
     Interest income (expense), net                         36,864             4,417                    66,719            11,885
     Financing income                                      (36,276)                -                   (69,912)                -
  ----------------------------------------------------------------------------------------------------------------------------------
              Income (Loss) Before Income Taxes                589           277,036                   521,682           238,345

     Income tax refund                                           -                 -                         -                 -
  ----------------------------------------------------------------------------------------------------------------------------------
              Net Income (Loss)                           (104,570)          277,036                   521,682           238,345
  ==================================================================================================================================
     Weighted average number of
       common shares outstanding                        32,297,741        34,985,241                32,297,741        34,985,241

     Basic and diluted loss per common share                 *                 *                         *                 *
  ==================================================================================================================================


*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

FOR THE SIX MONTHS ENDED JULY 31,                                     2006           2005
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                            $   521,682    $   238,345

Adjustment to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used in) Operating Activities
      Depreciation                                                    58,083         42,711

Changes in Operating Assets and Liabilities
    (Increase) decrease in prepaid and other current assets           98,841        (51,514)
    Increase  in accrued expenses                                    160,092        189,738
    Increase in customers' deposits                                1,561,540         99,221
    Increase in forward transaction                                   (4,236)             -
    Increase in compensation reserve                                   6,882              -
    Decrease in other current liabilities                            (68,052)       (29,081)
    Increase in marketable securities                             (1,398,728)       (36,389)
    (Decrease) increase in due to stockholder                        (52,131)         6,500
-----------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Operating Activities         883,973        459,531
-----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Acquisition of property and equipment                           (133,016)       (16,802)
-----------------------------------------------------------------------------------------------
           Net Cash Provided by Investing Activities                (133,016)       (16,802)
-----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Proceeds (Repayment) from loan payable, related party            (20,000)             -
    Short term bank Credit                                            25,822         (7,991)
    Purchases of treasury shares                                    (172,500)             -
-----------------------------------------------------------------------------------------------
           Net Cash (Used in) Provided by Financing Activities      (166,678)        (7,991)

Effect of Foreign Currency Translation                                39,045         23,790
-----------------------------------------------------------------------------------------------
           Net Increase in Cash and Cash Equivalents                 623,324        458,528

Cash and Cash Equivalents - Beginning                              3,163,221      1,567,534
-----------------------------------------------------------------------------------------------
           Cash and Cash Equivalents - Ending                    $ 3,786,545    $ 2,026,062
===============================================================================================
Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for income taxes                           -              -
===============================================================================================


See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


1.   Summary of Significant Accounting Policies

     Interim Financial
     Information            The accompanying unaudited consolidated financial
                            statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 31, 2006, and the results of their operations and their cash flows for the three and six months ended July 31, 2006 and July 31, 2005. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending
                            January 31, 2007.

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

     Shareholders' Equity   In April 2006, the Company's board of directors
                            approved a stock repurchase authorizing the Company to repurchase 2,687,500 million of the Company's ordinary shares. If June 2006, the Company entered into a stock purchase agreement with a shareholder in which it repurchased 2,687,500 shares for an aggregate purchase price of $172,500.

                                                             FINOTEC GROUP, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


1.   Summary of Significant Accounting Policies
     (Continued)


     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three and six month periods ended July 31, 2006 and 2005, because the effect of these securities is antidilutive.

Marketable Securities       Marketable securities consist principally of
                            corporate stocks. Management has classified the Company's marketable securities as available for sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. As of July 31, 2006 the market value of the security equals its cost


2. Property and Equipment   Property and equipment consist of the following:

                            Estimated Useful     July 31, 2006      January 31,
                              Lives (Years)       (Unaudited)           2005
 -------------------------------------------------------------------------------
 Computer equipment                 3             $  299,598          230,522
 Purchased software                 3                167,632          153,781
 Office furniture and
   equipment                        7                111,114           77,335
 Leasehold improvements            10                 75,160           71,305
 Vehicles                          15                 28,213                -
 -------------------------------------------------------------------------------
     Total Property and
       Equipment at Cost                             681,717          532,943
 Less accumulated depreciation
   and amortization                                  340,176          266,335
 -------------------------------------------------------------------------------
     Property and Equipment - Net                 $  341,541       $  266,608
 ===============================================================================

                                                             FINOTEC GROUP, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


3.   Comprehensive
     Loss The Company's comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) for the three and six month periods ended July 31, 2006 and 2005 was as follows:

                              Three Months Ended          Six Months Ended
                                   July 31,                   July 31,
                              2006          2005          2006        2005
   -------------------------------------------------------------------------
   Comprehensive loss
     Net income (loss)      (104,570)     277,036       $521,682    $238,345
     Foreign currency
     translation              18,580        1,240         39,045     (10,556)
   -------------------------------------------------------------------------
   Comprehensive
     Income (loss)          $(85,990)    $278,276       $560,727    $227,789
   =========================================================================

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2006 AND 2005

NET GAINS FROM FOREIGN CURRENCY  FUTURE  OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net gains from foreign currency future operations were $996,076 for the three months ended July 31, 2006, as compared to a net gain from foreign currency future operations of $1,021,685 for the three months ended July 31, 2005, an decrease of $25,609. For the six months ended July 31, 2006, revenues from foreign currency future operations were $2,729,246 compared to $1,452,546 for the same period last year. The increase of $1,276,700 is due to the increase in trading by brokerage clients.

     The Company had a net loss of $104,570 for the three months ended July 31, 2006, as compared to net gain of $277,306 for the three months ended July 31, 2005, an decrease of $381,606. This decrease related primarily to an increase in Selling, general and administrative expenses.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended July 31, 2006 were $28,114 as compared to $20,571 for the three months ended July 31, 2005, an increase of $7,543.

      Research and development expenses for the six month period ended July 31, 2006 were $55,126 compared to $41,771 for the six month period last year, an increase of $13,355.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $1,075,128 for the three months ended July 31, 2006, as compared to $728,495 for the three months ended July 31, 2005. This increase of $346,633 was due to the increased administrative costs and increased marketing of Forexcash, the Company's online trading platform.

    Selling, general and administrative expenses for the six month period ended July 31, 2006 increased by $969,189 from the same period last year. This increase was due primarily to the costs associated with administering and marketing the operations of Forexcash, the Company's online trading platform. Selling, general and administrative expenses for the six month period ended July 31, 2006 was $2,153,504 compared to $1,184,315 for the six month period last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its cash balance by $623,324 from a cash balance at January 31, 2006 of $3,163,221 to $3,786,545 at July 31, 2006.

     Net cash provided by operating activities amounted to $883,973 for the six months ended July 31, 2006, compared to net cash provided by operating activities of $459,531 for the six months ended July 31, 2005, an increase of $424,442. The increase primarily resulted from a significant increase in customers' deposits compared to the same period last year.

     Net cash used in investing activities for the six months ended July 31, 2006, was $133,016 as compared to net cash used in investing activities of $16,802 for the six months ended July 31, 2005, an increase of $116,214. This increase primarily resulted from an increase in the acquisition of equipment.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until July 2007 assuming the monthly expenses of the Company at $350,000. Of our $350,000 monthly expense, we foresee $100,000 covering the salaries, management and administration of the Company with $250,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     We have no off balance sheet assets or liabilities.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the third quarter of 2007.


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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the three months ended July 31, 2006, there were no legal proceedings against the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in the quarter ended July 31, 2006.

In April 2006, the Company's board of directors approved a stock repurchase authorizing the Company to repurchase 2,687,500 million of the Company's ordinary shares. In June 2006, the Company entered into a stock purchase agreement with a shareholder in which it repurchased 2,687,500 shares for an aggregate purchase price of $172,500. The 2,687,500 shares repurchased were designated as treasury stock by the Company.


ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders in the quarter ended July 31, 2006.


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

                                    Finotec Group, Inc.
                                    Registrant

Date: September 14, 2006            /s/ Didier Essemini
                                    --------------------------
                                    Didier Essemini
                                    Chief Executive Officer