Form 10QSB
period 2006-10-31
FINOTEC GROUP INC
filed 2006-12-13
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     for the quarter ended October 31, 2006

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

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.          FINANCIAL INFORMATION

Item 1.  Financial Statements:

             Consolidated Balance Sheets
             October 31, 2006 and January 31, 2006 ..........................F-1

             Consolidated Statements of Operations
             Three months and nine months ended
             October 31, 2006 and 2005 ......................................F-2

             Consolidated Statements of Cash Flows
             Nine months ended October 31, 2006 and 2005 ....................F-3

             Notes to Consolidated Financial Statements ...................F-4-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..................................1


PART II.         OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................7

Item 2.  Changes in Securities and Use of Proceeds ............................8

Item 3.  Submission of Matters to a Vote of Security Holders ..................8

Item 4.  Exhibits and Reports on Form 8-K .....................................8

      Signature ...............................................................8

                               FINOTEC GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS


                             FOR THE THREE AND NINE
                          MONTHS ENDED OCTOBER 31, 2006

                                                             FINOTEC GROUP, INC.

                                                                        CONTENTS
--------------------------------------------------------------------------------


Consolidated Financial Statements:

       Balance Sheets - October 31, 2006 (Unaudited) and January 31, 2006                 1


       Statements of Operations - Three Months and Nine Months Ended
         October 31, 2006 and 2005 (Unaudited)                                            2


       Statements of Cash Flows - Nine Months Ended October 31, 2006
         and 2005 (Unaudited)                                                             3


       Notes to Consolidated Financial Statements (Unaudited)                         4 - 7


                                                             FINOTEC GROUP, INC.

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                           October 31, 2006
                                                                                              (Unaudited)           January 31, 2006
  ----------------------------------------------------------------------------------------------------------------------------------

  A S S E T S

  Current Assets
   Cash and cash equivalents                                                                    $ 4,278,913             $ 3,163,221
   Marketable securities                                                                          2,250,076                 560,498
   Prepaid and other current assets                                                                 105,566                 268,494
  ----------------------------------------------------------------------------------------------------------------------------------
                Total Current Assets                                                              6,634,555               3,992,213

   Property and equipment, net                                                                      339,675                 266,608
   Forward transaction Hedging                                                                      440,903                       -

  ----------------------------------------------------------------------------------------------------------------------------------

                Total Assets                                                                    $ 7,415,133             $ 4,258,821
  ==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short term bank credit                                                                            19,616                      --
   Loan payable, related party                                                                           --             $    20,000
   Accounts payable and accrued expenses                                                            364,051                 311,969
   Due to stockholder                                                                                    --                  52,131
   Customers' deposits                                                                            3,260,832               2,724,446
   Compensation reserve                                                                             167,285                 127,286

  ----------------------------------------------------------------------------------------------------------------------------------
                Total Liabilities, All Current                                                    3,811,784               3,235,832
  ----------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
   Common stock, $.001 par value, 100,000,000 shares
   Authorized, 34,985,241 shares issued,
   And outstanding 32,297,741                                                                        34,985                  34,985
   Treasury shares, at cost - 2,687,500 shares                                                     (169,813)                     --
   Additional paid-in-capital                                                                     1,545,378               1,545,378
   Accumulated other comprehensive income (loss)                                                    261,362                (532,949)
   Accumulated income (loss)                                                                      1,931,437                 (24,425)
  ----------------------------------------------------------------------------------------------------------------------------------
                Total Stockholders' Equity                                                        3,603,349               1,022,989
  ----------------------------------------------------------------------------------------------------------------------------------

                Total Liabilities and Stockholders' Equity                                      $ 7,415,133             $ 4,258,821
  ==================================================================================================================================

          See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                              Three Months Ended                           Nine Months Ended
                                                                  October 31,                                 October 31,
                                                            2006              2005                      2006             2005
  ----------------------------------------------------------------------------------------------------------------------------------
   Revenues
   Net gains from foreign
     currency future operations                            $  3,606,668        $    872,906        $  6,335,914        $  2,325,452
   Consulting                                                     3,071                   -               7,330                   -
  ----------------------------------------------------------------------------------------------------------------------------------
            Total Revenues                                    3,609,739             872,906           6,343,244           2,325,452
  ----------------------------------------------------------------------------------------------------------------------------------

   Operating Expenses
     Selling, general and administrative                      1,889,303             602,949           4,042,808           1,787,264
     Research and development                                    27,563              19,435              82,688              61,206
  ----------------------------------------------------------------------------------------------------------------------------------
            Total Operating Expenses                          1,916,866             622,384           4,125,496           1,848,470
  ----------------------------------------------------------------------------------------------------------------------------------
            Operating Income                                  1,692,873             250,522           2,217,748             476,982

   Other Income (Expense)
     Interest income (expense), net                             277,588             (77,473)            344,307             (65,588)
     Financing (expense)                                        (27,756)                  -             (97,668)                  -
  ----------------------------------------------------------------------------------------------------------------------------------

            Income Before Income Taxes                        1,942,705             173,049           2,464,387             411,394

   Income tax refund                                                  -                   -                   -                   -
  ----------------------------------------------------------------------------------------------------------------------------------
            Net Income                                     $  1,942,705        $    173,049        $  2,464,387        $    411,394
  ==================================================================================================================================

   Weighted average number of
     common shares outstanding                               32,297,741          34,985,241          32,297,741          34,985,241
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

                                                             FINOTEC GROUP, INC.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


FOR THE NINE MONTHS ENDED OCTOBER                                                          2006                2005
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income                                                                       $  2,464,387           $  411,394

Adjustment to Reconcile Net Income to
   Net Cash Provided by (Used in) Operating Activities
      Depreciation                                                                         89,762              64,544

Changes in Operating Assets and Liabilities
    (Increase) Decrease in prepaid and other current assets                               162,928            (133,993)
    (Increase) Decrease in accrued expenses                                               181,432             (64,292)
    Increase in customers' deposits                                                       536,386             618,125
    (Increase) in marketable securities                                                (1,689,578)           (156,016)
    (Decrease)  in other current liabilities                                             (129,350)            (41,080)
    Increase in compensation reserve                                                       39,999                   -
    Forward transaction                                                                  (440,903)                  -
    (Decrease) in due to stockholder                                                      (52,131)            (27,256)
---------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                      1,162,932             671,426
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
           Acquisition of property and equipment                                         (162,832)            (28,065)
---------------------------------------------------------------------------------------------------------------------------
         Net Cash Used in by Investing Activities                                        (162,832)            (28,065)
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Short term bank Credit                                                                 19,616              (7,991)
    Payment of loan payable, employee                                                     (20,000)            (70,000)
    Purchases of treasury shares                                                         (169,813)                  -
---------------------------------------------------------------------------------------------------------------------------
         Net Cash Used in Financing Activities                                           (170,197)            (77,991)
---------------------------------------------------------------------------------------------------------------------------

Effect of Foreign Currency Translation                                                    285,788              21,534
---------------------------------------------------------------------------------------------------------------------------
         Net Increase in Cash and Cash Equivalents                                      1,115,691             586,904

Cash and Cash Equivalents - Beginning                                                   3,163,221           1,567,534
---------------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents - Ending                                            $4,278,912          $2,154,438
===========================================================================================================================

Supplemental Disclosure of Cash Flow Information
    Cash Paid During the Period
       Income taxes                                                                             -                   -
===========================================================================================================================

          See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies

     Interim Financial
     Information                The accompanying unaudited consolidated
                                financial statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual
                                Report on Form 10-KSB for the fiscal year ended
                                January 31, 2006. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 31, 2006, and the results of their operations and their cash flows for the three and Nine months ended October 31, 2006 and October 31, 2005. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

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

     Shareholders' Equity

                                In April 2006, the Company's board of directors approved a stock repurchase under which the Company may repurchase up to 2,687,500 million of the Company's ordinary shares. Purchases will be made based on an agreement conditions at the discretion of management in open market purchases or privately negotiated transactions. Through July 31, 2006, the Company repurchased an aggregate of 2,687,500 ordinary shares at an aggregate cost of $172,500.

                                                             FINOTEC GROUP, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies
     (Continued)



     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
                                (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three and nine month periods ended October 31, 2006 and 2005, because the effect of these securities is antidilutive.


Marketable Securities           Marketable securities consist principally of
                                corporate stocks. Management has classified the Company's marketable securities as available for sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.
                                Realized gains and losses on available-for-sale securities are included in interest income.
                                Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. As of October 31, 2006 the market value of the security equals its cost


2.   Property and
     Equipment                  Property and equipment consist of the following:


                                                            Estimated          October 31,
                                                              Useful              2006              January 31,
                                                           Lives (Years)       (Unaudited)             2006
                                --------------------------------------------------------------------------------
                                Computer equipment              3              $  319,696             230,522
                                Purchased software              3                 171,303             153,781
                                Office furniture and
                                  equipment                     7                 119,004              77,335
                                Leasehold improvements         10                  76,484              71,305
                                Vehicles                       15                  28,710                   -
                                --------------------------------------------------------------------------------
                                     Total Property and
                                     Equipment at Cost                            715,197             532,943
                                Less accumulated depreciation
                                 and amortization                                 375,522             266,335
                                --------------------------------------------------------------------------------
                                     Property and Equipment - Net              $  339,675          $  266,608
                                ================================================================================

                                                             FINOTEC GROUP, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


3.   Comprehensive
     Income The Company's comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) for the three and nine month periods ended October 31, 2006 and 2005 was as follows:

                                                         Three Months Ended              Nine Months Ended
                                                             October 31,                    October 31,
                                                        2006            2005          2006              2005
                           ----------------------------------------------------------------------------------------
                           Comprehensive
                             Net income             $1,942,705          $173,049    2,464,387          411,394
                             Foreign currency
                               translation             246,743            (2,256)     275,867           21,534
                           ----------------------------------------------------------------------------------------
                               Comprehensive
                               Income               $2,189,448          $170,793    2,740,254          432,928
                           ========================================================================================

4.   Subsequent Events          On November 2006, the Company incorporated a
                                wholly owned joint stock company in Poland, Finotec Trading Polska S.A., under the laws of Poland, for the purpose of marketing in Poland.
                                On November 2006, the Company incorporated a wholly owned subsidiary under the laws of the State of Delaware, USA, Finotec USA Inc. for the purpose of obtaining the necessary authorization to market the company's products in the US.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDEDENDED OCTOBER 31, 2006 AND 2005

NET GAINS FROM FOREIGN CURRENCY FUTURE OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net gains from foreign currency future operations were $3,606,668 for the three months ended October 31, 2006, as compared to a net gain from foreign currency future operations of $872,906 for the three months ended October 31, 2005, an increase of $2,733,762 mostly due to the increase in trading by brokerage clients. For the nine months ended October 31, 2006, revenues from foreign currency future operations were $6,335,914 compared to $2,325,452 for the same period last year. The increase of $4,010,462 is due to the increase in trading by brokerage clients.

     The Company had a net gain of $1,942,705 for the three months ended October 31, 2006, as compared to a net income of $173,049 for the three months ended October 31, 2005, an increase of $1,769,656. This increase related primarily to an increase in trading by brokerage clients.


OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended October 31, 2006 were $27,563, as compared to $19,435 for the three months ended October 31, 2005, an increase of $8,128.

     Research and development expenses also increased for the nine month period ended October 31, 2006. Research and development expenses for the nine month period ended October 31, 2006 was $82,688 and $61,206 for the nine month period last year, an increase of $21,482.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $1,889,303 for the three months ended October 31, 2006, as compared to $602,949 for the three months ended October 31, 2005. This increase of $1,286,354 was due to the increased administrative costs and a significant increase in marketing of Forexcash, the Company's online trading platform.

     Selling, general and administrative expenses for the nine month period ended October 31, 2006 increased by $2,255,544 from the same period last year. This increase was due primarily to the costs associated with administering and marketing the operations of Forexcash, the Company's online trading platform. Selling, general and administrative expenses for the nine month period ended October 31, 2006 was $4,042,808 and $1,787,264 for the nine month period last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its cash balance by $1,115,692 from a cash balance at January 31, 2006 of $3,163,221 to $4,278,913 at October 31, 2006.

     Net cash provided by operating activities amounted to $1,162,932 for the nine months ended October 31, 2006, compared to net cash provided by operating activities of $671,425 for the nine months ended October 31, 2005, an increase of $491,507. The increase primarily resulted from a significant increase in net income offset by an increase in operating liabilities compared to the same period last year.

     Net cash used in investing activities for the nine months ended October 31, 2006, was $162,832 as compared to net cash used in investing activities of

$28,065 for the nine months ended October 31, 2005, an increase of $134,767. This increase primarily resulted from an increase in the acquisition of property and equipment.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until October 2007 assuming the monthly expenses of the Company at $400,000. Of our $400,000 monthly expense, we foresee $100,000 covering the salaries, management and administration of the Company with $110,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     We have no off balance sheet assets or liabilities.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the fourth quarter of 2006.


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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the three months ended October 31, 2006, there were no legal proceedings against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in the quarter ended October 31, 2006.


ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders in the quarter ended October 31, 2006.


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

                                    Finotec Group, Inc.
                                    Registrant

Date: December 13, 2006             /s/ Didier Essemini
                                    -----------------------
                                    Didier Essemini
                                    Chief Executive Officer