Form 10KSB
period 2007-01-31
FINOTEC GROUP INC
filed 2007-04-17
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


         Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended January 31, 2007


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


                350 Fifth Avenue, Suite 2712, New York, NY 10018
- -----------------------------------------------------------------------------
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

     Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Issuer's Revenues for its most recent fiscal year. $7,891,364 Aggregate market value of the voting stock held by non-affiliates of registrant:
$0 as of January 31, 2007

     Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 65,315,741 Common Series 0.001 par value

     Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

Item 1.   Organization and Business                                         3

Item 2.   Properties                                                        19

Item 3.   Legal Proceedings                                                 19

Item 4.   Submission of Matters to a Vote of Security-Holders               19

                                     PART II

Item 5.   Market for the Registrant's Common Stock and                      19
          Related Stockholder Matters

Item 6.   Management's Discussion and Analysis of Financial                 20
          Condition and Results of Operations

Item 7.   Financial Statements and Supplementary Data                       25
          (Included in Item 14)


                                    PART III

Item 8.   Changes in and Disagreements with Accountants on                  26
          Accounting and Financial Disclosure

Item 9.   Directors and Executive Officers of the Registrant                26

Item 10.  Management Remuneration                                           27

Item 11.  Security Ownership of Certain Beneficial Owners and               28
          Management

Item 12.  Certain Relationships and Related Transactions                    29

                                     PART IV

Item 13.  Exhibits, Financial Statements, Schedules and Reports             30
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

------------
INTRODUCTION
------------

Finotec Group Inc. is a public company. The company, through its subsidiary Finotec Trading Inc., offers financial market trading to professional and retail clients over its web-based live and real-time proprietary trading system. The state of the art web-based live and real-time proprietary trading system was developed for the company by its other subsidiary ForexCash Global Trading Ltd. The group's website may be accessed on www.finotec.com.

COMPANY STRUCTURE

                                [CHART OMITTED]

-----------------
COMPANY STRUCTURE
-----------------
                          -----------------------------
                              Finotec Group Inc. -
                                 Holding Company
                                  Ticker FTGI
                          -----------------------------
                                       100%                                   99.7%
         ----------------------------                                                          ----------------------------
                                                                                                    Forexcash Global
            Finotec Trading Inc. -                                                                    Trading Ltd. -
                  Operations                                                                           Technology
         Private company incorporated                                                           Private company incorporated
         under the laws of New York                                                                under the laws of Israel
         ----------------------------                                                          ----------------------------
                                                                                                     ---------------
                                                                                                     Tel Aviv Branch
                                                                                                        Franchise
                                                                                                     ---------------
                        100%
----------------------    ----------------------    -----------------------  ------------------------
Finotec USA Inc. -        Finotec Cyprus Ltd. -     Finotec Polska S.A. -     Finotec Trading UK
     NY Branch                Dealing Room              Poland Branch        Limited. - UK Branch
  Private company           Private company          Joint Stock company        Private company
incorporated under the    incorporated under the    incorporated under the    incorporated under the
  laws of Delaware           laws of Cyprus             laws of Poland       laws of England & Whales
----------------------    --------------------      -----------------------  ------------------------

Finotec Group Inc is a holding company with no activities other than holding two wholly owned companies Finotec Trading Inc. and ForexCash Global Trading Ltd. These companies deal in two distinct areas:

     1.   Finotec Trading Inc - Market Trading and facilitation; and
     2.   ForexCash Global Trading Ltd - Financial Technology development

Finotec Group Inc has a fiscal year end of January 31st and its stock symbol is FTGI.

Finotec Trading Inc. (New York) was established in November 2001 with the express intent of providing retail customers access to the largest financial market for online foreign currency trading. Finotec Trading Inc. (New York) is the market-making arm of the corporation, distributing the live and instantaneously executable trading prices in global currencies, equities, indices, commodities and interest rate products through the group's online trading system. The centralised dealing room services clients, aggregates globally derived risk in real-time and hedges residual market exposure with the underlying markets. In 2005 Finotec Trading Inc. established its dealing room in Cyprus via a wholly owned subsidiary Finotec Trading Cyprus Ltd. By the end of 2006, Finotec Trading Inc. had additionally established two wholly owned subsidiaries:
In Poland, Finotec Trading Polska S. A., for the purpose of obtaining the necessary authorization to act as a market maker in Foreign Exchange and CFD's in Poland and Eastern Europe. In the United Kingdom Finotec Trading Uk Limited, for the purpose of obtaining the necessary authorization to act as a market maker in Foreign Exchange and CFD's in the UK and Europe.

In the US, Finotec Trading USA, incorporated under the law of Delaware, for the purpose of obtaining the necessary authorization to act as a market maker in Foreign Exchange in the US.

Customers can open account Finotec Trading Inc. by several methods;

     1.   Directly with Finotec Trading Inc.
     2. Via affiliates and Introducing Brokers ("IB's") that sign commission sharing agreements with Finotec Trading Inc.

As part of its code of conduct regulations all customer monies are segregated in custodian accounts which have been set up in the U.S. and United Kingdom and various territories.
Since its inception Finotec Trading Inc. has secured a number of IB contracts, with large investment houses, financial institutions and high wealth individuals.
Finotec's website and trading system may be accessed on www.finotec.com . The system also provides a `demo' trading system and an e-learning center that may be accessed by registering on the website.

Finotec Trading Cyprus Ltd.- In 2005 Finotec Trading Inc. moved its dealing room to Cyprus via a wholly owned subsidiary Finotec Trading Cyprus Ltd. Additionally, Finotec Cyprus is in charge of International Marketing and Business Development in the Middle East and Eastern Europe via telemarketing and face to face meetings. This branch also provides global customer service to Finotec Trading Inc. customers worldwide. Finotec Trading Cyprus Ltd pays Forexcash in Israel fees for using the system based on a percentage of all the revenue equal to 15% covering license, support and the development system of new modules or integration.

Forexcash Global Trading Ltd (Israel) It is Based in Jerusalem and is the development centre for the Finotec software, it developed Forexcash(C), which is a state of the art system allowing both financial institutions to offer the general public market-making services in global financial markets via Internet and allowing Finotec to offer its customers similar services. The system offers complete front to back office integration. Additionally, it has a branch in Tel Aviv (Sales and Marketing) which is in charge of marketing and sales in Israel.

Finotec USA Inc. - incorporated in 2006 under the laws of the state of Delaware, for the purpose of obtaining the necessary authorization to act as a market maker for foreign currency trading in the US.

Finotec Trading Polska S.A. - incorporated in 2006 under the law of Poland, for the purpose of obtaining the necessary authorization to act as a market maker in foreign currencies and CFD's in Poland and Eastern Europe.

Finotec Trading UK Limited. - , incorporated in 2006 under the law of England and Wales for the purpose of obtaining the necessary authorization to act as a market maker in foreign currencies and CFD's in the UK and Europe.

     The Company currently develops, markets and operates a software system delivering foreign exchange investment services to the general public via the internet. The Company has developed and operates an Internet-based brokerage firm for institutional, professional and serious active individual traders in the foreign currency market. The Company's brokerage firm offers an electronic trading platform which seamlessly integrates strategy trading tools, historical and streaming real-time market data, and direct-access order-routing and execution. Direct-access trading means, with respect to transactions in spot foreign exchange transactions, direct Internet connections to Finotec's electronic platform where Finotec acts as a market maker for its customers based on the prices traded in the Interbank and OTC market. With respect to forward foreign exchange transactions, it means that Finotec offers non-deliverable futures currency contracts that Finotec usually clears itself using Finotec technology and the futures clearing firm's online execution system which implements an electronic order placement and execution. When there is no compensation inside the system with its customers, Finotec turns to other institutions to clear the contract. The Company offers its customers spot trading and futures contracts (Namely: Contracts for Differentials -CFD's) through the Internet to its customers were the company is licensed and the product can be offered in accordance with the regulation.


     Under the Company's business model, the Company seeks recurring revenues by offering, through its financial software product, Forexcash (and its planned enhanced versions), spread-earning based brokerage services with no commission and no cost to its customers. Forexcash is a front and back office market maker application for online real-time trading in foreign currencies, commodities and CFD's. The Company also provides strategy trading tools, and the unique quality and functionality of those tools, to build a high-quality brokerage customer base of institutional, professional and serious active individual traders. The Company has started to sell licenses to its trading system. The Company will also provide training in online foreign currency trading as well as offer its customers the option of wireless trading of foreign currencies.


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



PRODUCTS AND SERVICES

Finotec Group Inc. is a holding company with no activities other than holding two wholly owned companies Finotec Trading Inc. and ForexCash Global Trading Ltd. These companies deal in two distinct areas:

     1.   Finotec Trading Inc - Market Trading and facilitation (brokerage); and
     2.   ForexCash Global Trading Ltd - Financial Technology development


Overview  - Finotec trading BROKERAGE SERVICES

     Finotec trading directly or via its subsidiaries offers online brokerage services, covering foreign currency transactions, using the Forexcash trading platform. Finotec's targeted customer base for foreign exchange brokerage services includes active individual, professional and institutional traders.

     Finotec Trading does not take a commission on its customers. It earns the spread between the Bid and Ask price when there is some compensation inside the system, or the price difference between the customers transaction price and the bank price. Finotec also runs a small portfolio of uncovered customers transactions.

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


SALES AND MARKETING


Offline marketing

The company attempts to reach the target customers through advertising campaigns for its products and services in the local financial papers, writing articles providing in depth market commentary on the specific company products, one day seminars, events and conventions and partnerships with local business schools.

Online Marketing

Online marketing will be preformed by advertising over the Internet, including campaigns in Google, business portals, search engines and other financial websites.

Partnerships

The company intends to enter into Franchising Agreements, Introducing Broker Agreements, Affiliate agreements and Licensing Agreements with local and European financial institutions whereby the institutions will refer clients to the company and receive a commission from the company for such referrals.


Finotec uses the services of various advertising companies to reach targeted customers through advertising campaigns. Finotec has in the past and intends in the future to develop partnerships with other companies to promote foreign exchange trading. We intend to negotiate with financial newspapers to set up news on foreign exchange trading in their newspapers or on their internet site.

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


Customer Money

All customer money is deposited in the Company custodian accounts in International banks in the U.S., United Kingdom and various territories All money is managed by the Company back office system in the Forexcash proprietary Customer Relations Management system.

As mentioned above Finotec uses several International banks as its global banking partner providing clients with a segregated bank account structure. In Israel, Bank Hapoalim and Bank Mizrachi hold client monies in trust in a segregated account. In Cyprus, Finotec uses Helenic and BNP Paribas bank as the client trust funds for clients all over the world.

OVERVIEW -- Forexcash

In January 2002, FInotec via it's subsidiary, Forexcash launched the Forexcash trading platform. The Forexcash service includes our strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, time and sales data, quote lists, option chains, market leaders data, profit/loss tracking, and wireless access.




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

     MARKET DATA SERVICES.

     The real-time market data included in Forexcash are licensed from different content suppliers that include Reuters and Standard and Poors.


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

EMPLOYEES

     As of January 31, 2007, we had 59 full-time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

     Our quarterly operating results will likely vary in the Future Our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

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

          We must maintain positive brand name awareness.

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

Item 2.  Properties

     The Company's Marketinig and Sales business is located at Industry Building, Hamered 29 P.O. Box 50219 61501 Tel Aviv, Israel. There, via an agreement by Forexcash Global Trading Ltd. (which is a 99.7% owned subsidiary of Finotec Ltd. a wholly owned subsidiary of the Company) the Company rents 310 square meters of office space.

The company also has management and technology offices in Jerusalem at 5 Nahum Hezedi Street There, via an agreement by Forexcash Global Trading Ltd. (which is a 99.7% owned subsidiary of Finotec Ltd. a wholly owned subsidiary of the Company) the Company rents 265 square meters of office space.

The company also rents 260 square meters of offices in Limassol, Cyprus at 1 Griva Digheni& Chrysanthou Street.

Rent expense for the fiscal year ended January 31, 2007 was $99,500.


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

The Company answered the claim for a temporary restraining order, and in June, 2004, the Court accepted the Company's claim. In August, 2005, the Stock Exchange appealed to the Supreme Court, and thereafter the Company submitted its response to the appeal. The Supreme Court accepted the company's claim. The case is scheduled for a preliminary hearing on April 29, 2007.

Management does not expect this claim to have a material effect on the Company's financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the security holders for voting in the fiscal year ended January 31, 2007.


                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

(a) The Company's Common Stock is quoted on the pink sheets under the symbol "FTGI" The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending January 31, 2007. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                            High                 Low
                                            -----                ----
                  2006
                  -----
                  First Quarter             n/a                  n/a

                  Second Quarter            n/a                  n/a

                  Third Quarter             n/a                  n/a

                  Fourth Quarter            n/a                  n/a

                  2005
                  -----
                  First Quarter             n/a                  n/a

                  Second Quarter            n/a                  n/a

                  Third Quarter             n/a                  n/a

                  Fourth Quarter            n/a                  n/a



(b) No dividends were paid during the fiscal year ending January 31, 2007. The Articles of Merger restrict the Company's ability to pay dividends. The Company may not pay dividends if doing so would result in a consolidated current ratio of less than two, that is, current assets equaling less than twice current liabilities.

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


     BUSINESS OVERVIEW

Finotec Group Inc. is a holding company with no activities other than holding two wholly owned companies Finotec Trading Inc. and ForexCash Global Trading Ltd. These companies deal in two distinct areas:

     3.   Finotec Trading Inc - Market Trading and facilitation; and
     4.   ForexCash Global Trading Ltd - Financial Technology development


Finotec Group Inc. has a fiscal year end of January 31st and its stock symbol is FTGI.

Finotec Trading Inc. (New York) was established in November 2001 with the express intent of providing retail customers access to the largest financial market for foreign currency trading. Finotec Trading Inc. (New York) is the market-making arm of the corporation, distributing the live and instantaneously executable trading prices in global currencies, equities, indices, commodities and interest rate products through the group's online trading system. The centralised dealing room services clients, aggregates globally derived risk in real-time and hedges residual market exposure with the underlying markets. In 2005 Finotec Trading Inc. established its dealing room in Cyprus via a wholly owned subsidiary Finotec Trading Cyprus Ltd.
By the end of 2006, Finotec Trading Inc. has additionally established two wholly owned subsidiaries:

In Poland, Finotec Trading Polska S. A., for the purpose of obtaining the necessary authorization to act as a market maker in foreign currency trading and CFD's in Poland and Eastern Europe.
In the United Kingdom Finotec Trading Uk Limited, for the purpose of obtaining the necessary authorization to act as a market maker in foreign currency trading and CFD's in the UK and Europe.
In the US, Finotec Trading USA, incorporated under the law of Delaware, for the purpose of obtaining the necessary authorization to act as a market maker in foreign currency trading in the US.

Customers can open account Finotec Trading Inc. by several methods;

     3.   Directly with Finotec Trading Inc.
     4. Via affiliates and Introducing Brokers ("IB's") that sign commission sharing agreement Finotec Trading Inc.

As part of its code of conduct all customer monies are segregated in custodian accounts which have been set up in the U.S. and United Kingdom and various territories.

Since its inception Finotec Trading Inc. has secured a number of IB contracts, with investment houses, financial institutions and high wealth individuals. Finotec's website and trading system may be accessed on www.finotec.com . The system also provides a `demo' trading system and an e-learning center that may be accessed by registering on the website.

Finotec Trading Cyprus Ltd. - In 2005 Finotec Trading Inc. moved its dealing room to Cyprus via a wholly owned subsidiary Finotec Trading Cyprus Ltd. Additionally, Finotec Cyprus is in charge of International Marketing and Business Development in the Middle East and Eastern Europe via telemarketing and face to face meetings. This branch also provides global customer service to Finotec Trading Inc. customers worldwide. Finotec Trading Cyprus Ltd pays Forexcash in Israel fees for using the system based on a percentage of all the revenue equal to 15% covering licence, support and development of a system of new module or integration.

Forexcash Global Trading Ltd (Israel) -Based at Jerusalem and is the development centre for the Finotec software, it developed Forexcash(C), which is state of the art system allowing both financial institutions to offer the general public, market-making services in global financial markets via Internet and allowing Finotec to offer its customers similar services. The system offers complete front to back office integration. Additionally, it has a branch in Tel Aviv (Sales and Marketing) which is in charge of marketing and sales in Israel.

Finotec USA Inc. - incorporated in 2006 under the law of Delaware, for the purpose of obtaining the necessary authorization to act as a market maker in foreign currency trading in the US.

Finotec Trading Polska S.A. - incorporated in 2006 under the law of Poland, for the purpose of obtaining the necessary authorization to act as a market maker in foreign currency trading and CFD's in Poland and Eastern Europe.

Finotec Trading UK Limited. - incorporated in 2006 under the law of England and Wales, for the purpose of obtaining the necessary authorization to act as a market maker in foreign currency trading and CFD's in the UK and Europe.

comment


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

     The Company currently develops, via its subsidiaries, markets and operates a software system delivering foreign exchange, commodities, futures (CFD's) investment services to the general public via the internet. The Company has developed and currently operates an Internet-based brokerage firm for institutional, professional and serious active individual traders in the foreign currency market. The Company's brokerage firm offers an electronic trading platform which seamlessly integrates strategy trading tools, historical and streaming real-time market data, and direct-access order-routing and execution. Direct-access trading means, with respect to transactions in spot foreign exchange transactions direct Internet connections to Finotec's electronic platform where Finotec Trading acts as a Market maker for its customers based on the prices traded in the Interbank market and OTC. With respect to forward foreign exchange transactions, it means that Finotec offers futures dates non-deliverible currencies contracts that are cleared by Finotec. Finotec turns to other institutions in the market when there is no compensation inside the system with its customers. The Company offers its customers spot trading through the Internet and is currently exploring the possibility of offering the trading of futures contracts as well as other financial instruments to its customers.

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

The Company has recently opened subsidiaries in Poland, the U.S. and the U.K. and are in the process of applying for the relevant licensing needed for the marketing of Finotec products in these territories. The business model for the Company envisions the opening of additional subsidiaries in other countries. The Company intends for these subsidiaries to provide the Company's services in the respective countries in which they are located. The Company may raise financing in the upcoming year in order to finance the opening of new subsidiaries in additional countries. In October 2006 the Company incorporated its subsidiary, Finotec USA, Inc. in the state of Delaware in the United States. In November 2006 the Company incorporated its subsidiary Finotec Trading Polska, S.A. in Poland, and in January 2007 the Company formed its subsidiary Finotec Trading UK Limited in England.


RESULTS OF OPERATIONS

     We believe that we will start generating larger amounts of revenue in the coming fiscal year due to the sales and products infrastructure which we have been attempting to create over the past year. Our expense levels are based upon our expectations concerning future revenue. Thus, quarterly revenue and results of operation are difficult to project.

OVERALL

     Net gain from foreign currency future operations was $7,879,517, for the year ended January 31, 2007. There were net gains of $3,697,809 from foreign currency future operations for the year ended January 31, 2006. This increase of $4,181,708 is due to the Company developing and expanding the foreign currency trading on their software, and due to the growth of customers trading via its system.


OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials. The Forexcash Global Trading, Ltd. Subsidiary owns all intellectual property rights relating to our business. Research and development expenses were $114,077 for the year ended January 31, 2007, and $82,511 for the year ended January 31, 2006, an increase of $31,566. This increase was due to the continuing development of the Company's business.



     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, information technology employees; telecommunications; rent; marketing; other facility expenses; and insurance. General and administrative expenses were $5,726,476 for the year ended January 31, 2007, and $2,704,403 for the year ended January 31, 2006, an increase of $3,022,073 due primarily to the Company's continuing development of its business, significant increase in the number of employees and the acquisition of new computers, software,new offices, office furniture and equipment.

Liquidity and Capital Resources

     The Company's cash balance increased by $2,331,723 from a cash balance at January 31, 2006 of $3,163,221 to $5,494,944 at January 31, 2007. The increase is primarily attributable to an increase in cash provided by operating activities offset by cash used in financing activities and cash used in investing activities.


Net cash provided by operating activities amounted to $2,743,534 for the year ended January 31, 2007, while net cash provided by operating activities was $1,786,030 for the year ended January 31, 2006, an increase of $957,504. The increase in net cash provided by operating activities primarily resulted from an increase in net profits and an increase in customers deposits.

Net cash used in investing activities for the year ended January 31, 2007, was $281,498 while it was $122,273 used in investing activities for the year ended January 31, 2006, an increase of $159,225. The cash used in investing activities for the year ended January 31, 2007, primarily resulted from the acquisition of property and equipment.

The Company had cash used in financing activities of $132,798 during the year ended January 31, 2007 compared to net cash used in financing activities of $77,991 during the year ended January 31, 2006, an increase of $54,807. This increase resulted primarily from the purchase of treasury shares.

     Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until February, 2008 assuming the monthly expenses of the Company at $550,000. Of our $550,000 monthly expense, we foresee $170,000 covering the management and administration of the Company with $380,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.


     The Company has plans to increase the number of employees it employs at this time, and plans to continue to utilize its current employees for at least the duration of 2007. The Company does not believe that it will be making major plant and equipment purchases during this year.

     Until required for operations, Finotec's policy is to invest its cash reserves in bank deposits.

Finotec expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Finotec's control.



Item 7.  Financial Statements and Supplementary Data

                               FINOTEC GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            JANUARY 31, 2007 AND 2006







================================================================================

                                                             FINOTEC GROUP, INC.

                                                                        CONTENTS

===============================================================================



Report of Independent Registered Public Accounting Firm                      F-1


Consolidated Financial Statements:

       Balance Sheet                                                         F-2


       Statements of Operations                                              F-3


       Statements of Stockholders' Equity                                    F-4


       Statements of Cash Flows                                              F-5


       Notes to Consolidated Financial Statements                     F-6 - F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
and Stockholders
Finotec Group, Inc.

We have audited the accompanying consolidated balance sheet of Finotec Group, Inc. as of January 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of January 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2007, in conformity with accounting principles generally accepted in the United States.










Gvilli & Co.  c.p.a

March 29, 2007
Caesarea, Israel

                                                                                                          FINOTEC GROUP, INC.

                                                                                                   CONSOLIDATED BALANCE SHEET
=============================================================================================================================
  AS OF JANUARY 31, 2007
  ---------------------------------------------------------------------------------------------------------------------------
  A S S E T S
  Current Assets
     Cash and cash equivalents                                                                              $ 5,494,944
     Marketable securities                                                                                    1,657,401
     Prepaid and other current assets                                                                           101,658
  ---------------------------------------------------------------------------------------------------------------------------
                  Total Current Assets                                                                        7,254,003
     Property and equipment, net                                                                                441,101
     Forward transaction Hedging                                                                                348,818
  ---------------------------------------------------------------------------------------------------------------------------
                  Total Assets                                                                              $ 8,043,922
  ===========================================================================================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Short term bank credit                                                                                      21,308
     Accounts payable and accrued expenses                                                                      469,945
     Customers' accounts                                                                                      4,068,156
     Income taxes payable                                                                                        10,000
  ---------------------------------------------------------------------------------------------------------------------------
                  Total Current Liabilities                                                                   4,569,409
     Accrued severance payable                                                                                  104,276

  ---------------------------------------------------------------------------------------------------------------------------
                  Total Liabilities                                                                           4,673,685
  ===========================================================================================================================
  Commitments and Contingencies

  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
    Authorized, 65,315,741 shares issued, and outstanding                                                        70,692
    Treasury shares, at cost - 2,687,500 shares                                                                (169,814)
    Additional paid-in-capital                                                                                1,545,378
    Accumulated income                                                                                        1,945,921
    Accumulated other comprehensive loss                                                                        (21,940)
  ---------------------------------------------------------------------------------------------------------------------------
                  Total Stockholders' Equity                                                                  3,370,237
  ---------------------------------------------------------------------------------------------------------------------------
                  Total Liabilities and Stockholders' Equity                                                $ 8,043,922
  ===========================================================================================================================

Didier Essemini -_________________________                     Chairman of the Board of Directors

Guy Elhanani-     _________________________                    Chief Financial Officer


See accompanying notes to consolidated financial statements.

>

                                                                                                  FINOTEC GROUP, INC.

                                                                                CONSOLIDATED STATEMENTS OF OPERATIONS

=========================================================================================================================

  FOR THE YEARS ENDED JANUARY 31,                                                   2007                    2006
-------------------------------------------------------------------------------------------------------------------------

Revenues
  Net gain from foreign currency future operations                            $  7,879,517              $  3,697,809
  Consulting-                                                                       11,847                         -
-------------------------------------------------------------------------------------------------------------------------
           Total Revenues                                                        7,891,364                 3,697,809
-------------------------------------------------------------------------------------------------------------------------


Operating Expenses
  Selling, general and administrative                                            5,726,476                 2,704,404
  Research and development                                                         114,077                    82,511
-------------------------------------------------------------------------------------------------------------------------
           Total Operating Expenses                                              5,840,553                 2,786,915
-------------------------------------------------------------------------------------------------------------------------
           Operating Income                                                      2,050,811                   910,894

  Other Income (Expense)
  Interest (Expense) income, net                                                   491,349                   (22,432)
  Other                                                                            (53,290)                        -
-------------------------------------------------------------------------------------------------------------------------
           Income Before Income tax                                                438,059                   888,462

  Income tax                                                                        10,000                         -
-------------------------------------------------------------------------------------------------------------------------
           Net Income                                                         $  2,478,870              $    888,462
=========================================================================================================================

  Weighted average number of common shares outstanding                          65,315,741                34,985,241
=========================================================================================================================

  Basic and diluted income per common share                                   $       0.07              $       0.03
=========================================================================================================================

See accompanying notes to consolidated financial statements.

                                                                                                                FINOTEC GROUP, INC.

                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



   FOR THE YEARS ENDED JANUARY 31, 2007  and 2006
   ================================================================================================================================


                                                                                            Accumulated
                                                                                               other
                                            Common stock        Additional   Accumulated   Comprehensive
                                                                 paid in       income         Income       Treasury
                                         Shares       Amount     Capital       (loss)         (Loss)        stock       Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance-January 31, 2005               34,985,241    $34,985    $1,545,378   ($1,421,411)       ($34,346)            $  124,606


Net Income                                                                       888,462                                 888,462


Foreign Currency translation Income                                                                9,921                   9,921

-----------------------------------------------------------------------------------------------------------------------------------

Balance-January 31, 2006               34,985,241    $34,985    $1,545,378     ($532,949)       ($24,425)            $ 1,022,989


Net Income                                                                     2,478,870                               2,478,870


Purchase of Shares                     (2,687,500)     2,689                                               (169,814)    (167,125)


Exercise of Option                     33,018,000     33,018                                                              33,018


Foreign currency translation Income                                                                2,485                   2,485

------------------------------------------------------------------------------------------------------------------------------------
Balance-January 31, 2007               65,315,741    $70,692    $1,545,378    $1,945,921        ($21,940)   169,814  $ 3,370,237

====================================================================================================================================


See accompanying notes to consolidated financial statements.

                                                                                               FINOTEC GROUP, INC.

                                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

==================================================================================================================

FOR THE YEARS ENDED JANUARY 31,                                              2007                   2006
------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net Income                                                            2,478,870               888,462

Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities
      Depreciation                                                          107,006                83,488

Changes in Operating Assets and Liabilities
    (Decrease) increase in marketable securities                         (1,096,903)              243,858
    Decrease (Increase) in prepaid and other current assets                 166,835              (195,027)
    Decrease (Increase) in account payable and accrued expenses             209,999              (180,876)
    Increase in income taxes payable                                         10,000                     -
    Increase in customers' accounts                                       1,343,710               765,898
    Increase (Decrease) in other current liabilities                        (52,024)              120,868
    Forward transaction                                                    (348,818)                    -
    (Decrease)  in due to stockholder                                       (52,131)              (45,369)
    (Decrease)  Increase in accrued severance payable                       (23,010)              104,728
------------------------------------------------------------------------------------------------------------------
         Net Cash Used in Operating Activities                            2,743,534             1,786,030
------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Acquisition of property and equipment                                  (281,498)             (122,273)
------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Investing Activities                         (281,498)             (122,273)
------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Short term bank credit                                                   21,308                (7,991)
    Repayment of loan payable                                               (20,000)              (70,000)
    Proceeds from Stock issuance                                             35,707                     -
    Purchases of treasury shares                                           (169,813)                    -
------------------------------------------------------------------------------------------------------------------
         Net Cash (Used in) Provided by Financing Activities               (132,798)              (77,991)
------------------------------------------------------------------------------------------------------------------
Effect of Foreign Currency Translation                                        2,485                 9,921
------------------------------------------------------------------------------------------------------------------
         Net (Decrease) Increase in Cash
           and Cash Equivalents                                           2,331,723             1,595,687

Cash and Cash Equivalents - Beginning of Year                             3,163,221             1,567,534
------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents - End of Year                          5,494,944            $3,163,221
==================================================================================================================

Supplemental Disclosure of Cash Flow Information
    Cash paid during the year for income taxes                                    -                     -
==================================================================================================================
    Cash paid during the year for interest                                   $3,795                $7,077
==================================================================================================================

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

2.  Summary of Significant Accounting Policies

    Principles of
    Consolidation             The consolidated financial statements include the
                              accounts of Finotec Inc. and its wholly owned subsidiaries, Finotec Trading, Inc. ("Finotec
                              Trading") and its owned subsidiary Finotec Trading
                              Cyprus Ltd. Finotec Ltd. Finotec USA Inc., Finotec
                              Trading Polska S.A., Finotec Trading UK Ltd, and
                              Finotec Ltd.'s 99.7% owned subsidiary, Forexcash
                              Global Trading Ltd. ("Forexcash") (collectively referred to as the "Company", unless otherwise indicated). All material intercompany transactions and balances have been eliminated in consolidation.

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

    Revenue recognition       Finotec acts as a market maker for its customers
                              based on the prices traded in the interbank market, and recognize a loss or revenue when customers close transactions in foreign currencies. When there is no Compensation inside the system with its customers, Finotec turns to other institutions to clear the contracts and recognizes a loss or revenue from actions in derivative financial instruments.


    Income Taxes              Deferred taxes are determined based on the
                              differences between financial reporting and tax basis of assets and liabilities, and are estimated using the tax rates and laws in effect when the differences are expected to reverse. A valuation allowance is provided based on the 6 FINOTEC
                              GROUP, INC.

                                                             FINOTEC GROUP, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.  Summary of Significant Accounting Policies
    (Continued)

                              Weight of available evidence, if it is considered more likely than not that some portion of or all of, the deferred tax assets will not be realized. Finotec Group, Inc. and Finotec Trading Inc. file consolidated tax returns. As of January 31, 2007, the Company has net operating loss carryforwards of approximately $2,500,000 to reduce future Federal taxable income through 2026.
                              As of January 31, 2007, realization of the Company's deferred tax assets of $900,000 was not considered more likely than not and, accordingly, a Valuation allowance of $ 900,000 has been provided.


    Advertising Expense       The Company expenses advertising costs as
                              incurred. Advertising expenses for the years ended
                              January 31, 2007 and 2006 amounted to $1,209,694
                              and $178,907, respectively.

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


    Translation of Foreign
    Currencies                Forexcash Ltd and Finotec trading (Cyprus) Ltd are
                              operated primarily in a local currency, which represents the functional currency of that subsidiary in Israel and In Cyprus. Forexcash Ltd and Finotec trading (Cyprus) Ltd encompass substantially all of the Company's operations. All assets and liabilities of Forexcash Ltd and Finotec trading (Cyprus) Ltd were translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense amounts were translated at average exchange rates during the year. Translation adjustments are included in accumulated other comprehensive income
                              (loss), a separate component of stockholders' equity.

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

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.  Summary of Significant Accounting Policies
    (Continued)


    Earning Per Common
    Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
                              (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the years ended January 31, 2007 and 2006, because the effect of these securities is antidilutive.

    Comprehensive
    Income SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. As of January 31, 2007 foreign currency translation adjustments were the only items of other comprehensive income for the Company.

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

    Critical accounting policies

                              A summary of significant accounting policies is included in Note 2 to the accompanying financial statements. We believe that the application of these policies on a consistent basis enables our company to provide useful and reliable financial information about the company's operating results and financial condition. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.  Summary of Significant Accounting Policies
    (Continued)

                              We account for stock options issued to employees in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment". In December 2004, the FASB issued SFAS No. 123(R) which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, Performance based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS123. Effective January 1, 2007, we fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively. The valuation of such share based payments requires significant judgment. We exercise our judgment in determining the various assumptions associated with the associated share based payments as well as the expected volatility related to their fair value. We base our estimate of the share based payments on our interpretation of the underlying agreements and historical volatility of our stock price.

                              We account for our investment in equity securities pursuant to Statement of Financial Accounting Standards ("SFAS") No.115. This standard requires such investments in equity securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for investments in available for sale equity securities and investments in trading equity securities be recorded as a component of stockholders' equity and statement of operations, respectively. Furthermore, it provides that if factors lead us to determine that the fair value of certain financial instruments is impaired, that we should adjust the carrying value of such investments to its fair value. Marketable securities consist principally of corporate stocks. Management has classified the Company's marketable securities as available for sale securities in the accompanying consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.   Summary of Significant Accounting Policies
     (Continued)


Marketable Securities         Available-for-sale securities are carried at fair
                              value, with unrealized gains and losses reported as a separate component of stockholders' equity.
                              Realized gains and losses on available-for-sale securities are included in interest income. Gains and losses, both realized and unrealized, are measured using the specific identification method.
                              Market value is determined by the most recently traded price of the security at the balance sheet date. As of January 31, 2007 the market value of the security equals its cost

3.  Property and
    Equipment Consist of the following:

                              As of January 31, 2007
                              ------------------------------------------------------------------
                              Computer equipment                                       $ 351,121
                              Purchased software                                         191,926
                              Office furniture and equipment                             135,015
                              Leasehold improvements                                     130,454
                              Vehicles                                                    34,397
                              ------------------------------------------------------------------
                                Total Property and Equipment at Cost                     842,913

                              Less accumulated depreciation and amortization             401,812
                              ------------------------------------------------------------------
                                Property and Equipment - Net                            $441,101
                              ==================================================================

4.  Related Party
    Transactions              Finotec Inc. is a holding Company which operates
                              via its wholly owned subsidiaries and their subsidiaries. Within the Group there are various inter company agreements setting out the different undertakings of the companies and the commissions paid in such transactions.

5.  Loan Payable              During the year ended January 31, 2005 the Company
                              paid back $20,000 and ends its Commitment of the $100,000 outstanding loan payable from a former employee.

6.  Due to Stockholder        The amount due to stockholder consists primarily
                              of unpaid compensation.

7.  Stock Options             In April of 2003, the Board of directors of
                              Finotec Group, Inc. (the "Company") approved a resolution to provide for the automatic grant to Didier Essemini, the Chief Executive Officer of the Company, of a stock option award of 33,018,483 shares of Common Stock. On March 17, 2004, the shareholders of the Company voted to approve the grant to Didier Essemini, the Chief Executive
                              Officer of the Company, stock options of 33,018,483 shares of Common Stock. The Registrant awarded Mr. Essemini 33,018,483 options to purchase common stock at an exercise price of $0.001 per share. On January 27, 2007 Mr. Essemini exercised the options for 33,018,483 shares of Common Stock of the Company. 10

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8.  Derivative Financial
    Instruments               Derivative financial instruments consist of the
                              Company's forward foreign exchange currency contracts, which are agreements to exchange specific amounts of currencies at a future date, at a specific rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange risk management needs of the Company's clients.
                              The major risk associated with this instrument is that foreign exchange rates could change in an unanticipated manner, resulting in a loss in the underlying value of the instrument. The Company mitigates this risk by using hedging techniques that limit the exchange rate exposure. As the Company accounts for the foreign exchange contracts as fair value hedges (per FASB No. 133), all gains and losses are recognized in earnings and the fair value of the instruments are reported as other assets/liabilities on the consolidated balance sheet. During the year ended January 31, 2007 the Company recognized gains in an amount of $4,200 from its forward foreign currency contracts. As of January 31, 2007, the Company has entered into a number of forward foreign exchange currency contracts that were hedged in February, 2007. The Company recognized a gain of approximately $199,233 on these contracts, during the first quarter of fiscal 2007.

9.  Legal Proceedings         In May, 2004, the Tel-Aviv Stock Exchange Ltd.
                              ("the Stock Exchange") submitted a claim against the Company for a permanent and temporary restraining order to prevent the Company from using the Tel-Aviv 25 Index and/or any other index owned by the Stock Exchange as part of the Company's online trading at its website. The
                              Company claimed that the Stock Exchange does not have copyrights regarding the indexes and that it did not mislead the public in any way.
                              The Company answered the claim for a temporary restraining order, and in June, 2004, the Court accepted the Company's claim. In August, 2005, the Stock Exchange appealed to the Supreme Court, and thereafter the Company submitted its response to the appeal. The Supreme Court accepted the company's claim. The case is scheduled for a preliminary hearing 29 April 2007. Management does not expect this claim to have a material effect on the Company's financial position or results of operations.

10. Commitments               Forexcash Ltd and Finotec Trading (Cyprus) Ltd
                              leases its offices space facilities on a month-to-month basis. Rent expense for the years ended January 31, 2007 and 2006 amounted to $99,500 and $31,471, respectively.

11. Income Taxes              Deferred income taxes consist of the following:

                              Finotec Inc. NOL carryforward from merger date    $   740,000
                              NOL carryforward                                      160,000
                              Less valuation allowance                             (900,000)
                              --------------------------------------------------------------
                              Net deferred tax asset                            $         0

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

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12. Subsequent Events         The Company is expecting for final step to get
                              National Futures Associations agreement. This agreement will give the opportunity for the Company to reach U.S. residents as potentials customers.

PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure for the year ended January 31, 2007.


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

ITEM 10. MANAGEMENT REMUNERATION

     The following table sets forth the compensation paid during the fiscal year ended January 31, 2007, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2005.

                                         Annual  Compensation               Awards                      Payouts
                                   ------------------------------  -------------------------       ---------------
                                                            Other                                             All
                                                            Annual   Restricted    Securities                Other
                                                           compen-      Stock      Underlying      LTIP      Compen-
                                                            sation    Award(s)    Options/SAR    Payouts     sation
Name and Principal Position    Year   Salary ($)  Bonus ($)  ($)         ($)          (#)          ($)         ($)
- ---------------------------  ----   ----------  ---------  -------  ------------  ------------  ---------  --------
Didier Essemini
President,
Director                       2006   $162,000    $377,000    -0-         -0-           -0-         -0-        -0-


Guy Senbel
Director                       2006      -0-         -0-      -0-         -0-           -0-         -0-        -0-


Gil Ovadia
Director                       2006      -0-         -0-      -0-         -0-           -0-         -0-        -0-

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


     The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of January 31, 2007, by
(i) each Director of the Company, (ii) each executive officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.

                                      Shares Beneficially Owned
                                      -------------------------
                                                     Percentage
Directors and Executive Officers      Shares Held     Owned (1)
----------------------------------    -----------     ---------

Didier Essemini                        36,175,983        55%


Guy Senbel                              2,302,650         3%

Gil Ovadia                            option to purchase 100,000 shares

Directors and Officers as a Group      38,478,633        58%

(1) Percentage of ownership is based on 65,315,741 shares of Common Stock issued and outstanding as of January 31, 2007.



BENEFICIAL OWNERS OF OVER 5%
-----------------------------

Gan Paradis Ltd. owns 6,115,000 unregistered Shares or 9% of the Company.

Registered Office
Kings Court
PO Box N-3944
Bay Street
Nassau, Bahamas

Director
Allistair Matthew Cunningham


3,057,500 of Didier Essemini's 36,175,983 shares consist of his 50% ownership of Gan Paradis Ltd.


Bee Byte Ltd. owns 5,482,500 unregistered shares or 8% of the Company.

Registered Office
Kings Court
PO Box N-3944
Bay Street
Nassau, Bahamas

Director
Jesse Grant Hester

Guy Senbel's 2,302,650 shares consist of his 50% ownership of Bee Byte Ltd.


Pras Holding Ltd. owns 3,356,151 Registered shares or 5% of the Company

5th Floor Steam Paket House
70 Cross Street
Manchester
England M2 4JU


On May 8, 2003, the Company's Board of Directors passed a resolution to issue the Chief Executive Officer an option for 33,018,483 shares of the Company's common stock, and to issue the Chief Operating Officer an option for 2,000,000 shares of the Company's common stock. The options were contingent upon approval of the majority of the stockholders. There was a shareholders meeting on March 17, 2004, and a majority of the shareholders voted in support of issuing the option. In addition, the Company placed before the stockholders a motion to amend the Company's Employee Stock Option Plan to increase the number of options available under the Plan. This motion was also approved. The Registrant awarded Mr. Essemini 33,018,483 options to purchase common stock at an exercise price of $0.001 per share. On January 27, 2007 Mr. Essemini exercised the options for 33,018,483 shares of Common Stock of the Company.




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

     In April 2006, the Company's board of directors approved a stock repurchase under which the Company may repurchase up to 2,687,500 million of the Company's ordinary shares. Through July 31, 2006, the Company repurchased an aggregate of 2,687,500 ordinary shares at an aggregate cost of $172,500 from a shareholder of the Company.


     There have been no other material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest other than listed in this Form 10K.

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



DATE: April 17, 2007                    By: /s/ Didier Essemini
                                            -------------------
                                            Didier Essemini
                                            President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature               Title                                 Date


/s/ Didier Essemini
--------------------
Didier Essemini         President and a Director     April 17, 2007

/s/ Guy Senbel
---------------
Guy Senbel              Secretary and a Director     April 17, 2007

/s/ Gil Ovadia
---------------
Gil Ovadia              Director                     April 17, 2007