Form 10QSB
period 2007-04-30
FINOTEC GROUP INC
filed 2007-06-18
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                      for the quarter ended April 30, 2007

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

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.          FINANCIAL INFORMATION

Item 1.  Financial Statements:

             Consolidated Balance Sheets
             April 30, 2007 and January 31, 2007 ..............................5

             Consolidated Statements of Operations
             Three months ended
             April 30, 2007 and 2006 ..........................................6

             Consolidated Statements of Cash Flows
             Three months ended April 30, 2007 and 2006 .......................7

             Notes to Consolidated Financial Statements ....................8-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................11


PART II.         OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................17

Item 2.  Changes in Securities and Use of Proceeds ...........................17

Item 3.  Submission of Matters to a Vote of Security Holders .................18

Item 4.  Exhibits and Reports on Form 8-K ....................................18

      Signature ..............................................................18

                               FINOTEC GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                 APRIL 30, 2007

================================================================================















================================================================================

                                                             FINOTEC GROUP, INC.
                                                                        CONTENTS

Consolidated Financial Statements:
       Balance Sheets - April 30, 2007 (Unaudited) and January 31, 2007                             5


       Statements of Operations - Three Months Ended April 30, 2007 and 2006 (Unaudited)            6


       Statements of Cash Flows - Three Months Ended April 30, 2007and 2006 (Unaudited)             7


       Notes to Consolidated Financial Statements (Unaudited)                                  8 - 10

                                                             FINOTEC GROUP, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                  ==============================================================

                                                                      April 30, 2007
                                                                        (Unaudited)         January 31, 2007
  ----------------------------------------------------------------------------------------------------------
  A S S E T S

  Current Assets
     Cash and cash equivalents                                        $ 5,936,986             $ 5,494,944
     Marketable securities                                              1,616,471               1,657,401
     Prepaid and other current assets                                      74,636                 101,658
------------------------------------------------------------------------------------------------------------
                  Total Current Assets                                  7,628,093               7,254,003

     Property and equipment, net                                          493,773                 441,101
     Forward transaction                                                  730,188                 348,818
------------------------------------------------------------------------------------------------------------

                  Total Assets                                        $ 8,852,054             $ 8,043,922
============================================================================================================


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Short-term bank credit                                                77,271                  21,308
     Accounts payable and accrued expenses                                501,534                 469,945
     Customers' deposits                                                4,669,459               4,068,156
     Accrued severance payable                                             68,588                 104,276
     Income taxes payable                                                  10,000                  10,000

------------------------------------------------------------------------------------------------------------
                  Total Liabilities, All Current                        5,326,852               4,673,685
------------------------------------------------------------------------------------------------------------

  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
    Authorized, 65,315,741 shares issued and outstanding                   70,692                  70,692
    Treasury shares, at cost - 2,687,500 shares                          (169,813)               (169,814)
    Additional paid-in-capital                                          1,545,378               1,545,378
    Accumulated other comprehensive income (loss)                         (78,567)                (21,940)
    Accumulated income                                                  2,157,512               1,945,921

------------------------------------------------------------------------------------------------------------
                  Total Stockholders' Equity                            3,525,202               3,370,237
============================================================================================================

                  Total Liabilities and Stockholders' Equity          $ 8,852,054             $ 8,043,922
============================================================================================================

See accompanying notes to consolidated financial statements.

                  ==============================================================

                                                             FINOTEC GROUP, INC.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

   FOR THE THREE MONTHS ENDED APRIL 30,                                   2007              2006
   --------------------------------------------------------------------------------------------------
   Net Gain  from Foreign Currency Future Operations                  1,125,684       $  1,733,170
   Consulting                                                               374             29,855
   ---------------------------------------------------------------------------------------------------
              Total Revenues                                          1,126,058          1,763,025
   ---------------------------------------------------------------------------------------------------

   Operating Expenses
     Selling, general and administrative                                772,673          1,078,376
     Research and development                                           120,875             27,013
   ---------------------------------------------------------------------------------------------------
              Total Operating Expenses                                  893,548          1,105,389
   ---------------------------------------------------------------------------------------------------

              Operating Gain (Loss)                                     232,510            657,636

   Other Income (Expense)
     Interest income, net                                               277,716              2,252
     Financing (expense)                                               (298,635)           (33,636)
   ---------------------------------------------------------------------------------------------------
              Income (Loss) Before Income Taxes                         (20,919)           (31,384)

     Income tax refund                                                        -                  -
   ---------------------------------------------------------------------------------------------------

   ---------------------------------------------------------------------------------------------------
              Net Income (Loss)                                         211,591       $    626,252
   ===================================================================================================

   Weighted average number of
     Common shares outstanding                                       65,315,741         34,985,241
   ===================================================================================================

   Basic and diluted income (loss) per common share                $       0.00       $       0.02
   ===================================================================================================
    * Less than $.01 per share.

    See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
         =======================================================================

FOR THE THREE MONTHS ENDED APRIL 30,                                             2007                  2006
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                       $   211,591           $   626,252

Adjustment to Reconcile Net Income (Loss) to
    Net Cash (Used in) Provided by Operating Activities
      Depreciation                                                               49,458                29,923
Changes in Operating Assets and Liabilities
    Decrease (Increase) in prepaid and other current assets                      27,022               135,311
    Decrease in accrued expenses                                                (23,836)              (26,899)
    Increase in forward transaction                                            (381,370)              (20,354)
    Increase in customers' deposits                                             601,303              (152,895)
    (Decrease) increase in other current liabilities                             52,474                 5,060
    Increase (Decrease) in Compensation reserve                                 (35,688)                4,382
    (Increase) Decrease in marketable securities                                 40,930              (241,924)
    Increase in payable forward clients Trs/option                                2,953                     -
----------------------------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Operating Activities                    544,837                358,85
----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Acquisition of property and equipment                                      (102,131)              (22,582)

----------------------------------------------------------------------------------------------------------------
           Net Cash Used in Investing Activities                               (102,131)              (22,582)
----------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Repayment of loan payable                                                         -               (20,000)
    Short term bank Credit                                                       55,963                73,089
----------------------------------------------------------------------------------------------------------------
         Net Cash (Used in) Provided by Financing Activities                     55,963               53,089

Effect of Foreign Currency Translation                                          (56,627)               20,465
----------------------------------------------------------------------------------------------------------------
         Net (Decrease) Increase in Cash and Cash Equivalents                   442,042               409,828

Cash and Cash Equivalents - Beginning                                         5,494,944             3,163,221
----------------------------------------------------------------------------------------------------------------
================================================================================================================

         Cash and Cash Equivalents - Ending                                 $ 5,936,986           $ 3,573,049

Supplemental Disclosure of Cash Flow Information
================================================================================================================
Cash paid during the period for income taxes                                          -                     -

See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================



1.   Summary of Significant Accounting Policies

     Interim Financial
     Information              The accompanying unaudited consolidated financial
                              statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January
                              31, 2007. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at April 30, 2007, and the results of their operations and their cash flows for the three months ended April 30, 2007 and April 30, 2006. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

     Principles of
     Consolidation            The consolidated financial statements include the
                              accounts of Finotec Inc. and its wholly owned subsidiaries, Finotec Trading, Inc. ("Finotec
                              Trading") and its owned subsidiary Finotec Trading
                              Cyprus Ltd., Finotec Ltd., Finotec USA Inc.,
                              Finotec Trading Polska S.A., Finotec Trading UK
                              Ltd, and Finotec Ltd.'s 99.7% owned subsidiary,
                              Forexcash Global Trading Ltd. ("Forexcash")
                              (collectively referred to as the "Company", unless otherwise indicated). All material intercompany transactions and balances have been eliminated in consolidation.

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

                                                             FINOTEC GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================



1.   Summary of Significant Accounting Policies (Continued)



     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
                              (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three months ended April 30, 2007 and 2006, because the effect of these securities is antidilutive.

     Marketable Securities    Marketable securities consist principally of
                              corporate stocks. Management has classified the Company's marketable securities as available for sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. As of April 30, 2007 the market value of the security equals its cost.

2. Property and Equipment     Property and equipment consist of the following:

                                                                         Estimated Useful April 30, 2007 January 31,
                                                                      Lives (Years)     (Unaudited)           2007
                              ----------------------------------------------------------------------------------------
                              Computer equipment                           3              $387,700          351,121
                              Purchased software                           3               205,481          191,926
                              Office furniture and
                              Equipment                                    7               163,268          135,015
                              Leasehold improvements                      10               149,183          130,454
                              Vehicles                                    15                58,567           34,397
                              ----------------------------------------------------------------------------------------
                                 Total Property and
                                 Equipment at Cost                                         964,199          842,913
                              Less accumulated depreciation
                              And amortization                                             470,426          401,812
                              ----------------------------------------------------------------------------------------
                                 Property and Equipment - Net                             $493,773         $441,101

                              ========================================================================================

                                                             FINOTEC GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================



3.   Comprehensive
     Income (Loss)            The Company's comprehensive income (loss) is
                              comprised of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) for the three months ended April 30, 2007 and 2006 is as follows:

                                                                                     Three Months Ended
                                                                                           April 30,
                                                                                  2007                  2006
                              -----------------------------------------------------------------------------------
                              Comprehensive income (loss)
                                Net income (loss)                                211,591              626,523
                                Foreign currency translation                     (56,627)              20,465
                              -----------------------------------------------------------------------------------
                              Comprehensive Income (Loss)                       $154,964             $646,988
                              ===================================================================================

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2007 AND 2006

NET GAINS FROM FOREIGN CURRENCY FUTURE OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net gains from foreign currency future operations were $1,125,684 for the three months ended April 30, 2007, as compared to a net gain from foreign currency future operations of $1,733,170 for the three months ended April 30, 2006, a decrease of $607,486 mostly due to a decrease in trading by brokerage clients.


     The Company had a net gain of $211,591 for the three months ended April 30, 2007, as compared to a net income of $626,252 for the three months ended April 30, 2006, a decrease of $414,661. This decrease related primarily to a decrease in trading by brokerage clients, an increase in research and development expenses and a significant increase in financing expenses from the same quarter last year.


OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended April 30, 2007 were $120,875 as compared to $27,013 for the three months ended April 30, 2006, an increase of $93,862. This increase was due to increased expenses due to the continuing development of the Company's trading platform and website.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $772,673 for the three months ended April 30, 2007, as compared to $1,078,376 for the three months ended April 30, 2006. This decrease of $305,703 was due to a decrease in marketing of Forexcash, the Company's online trading platform.



LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its cash balance by $442,042 from a cash balance at January 31, 2007 of $5,494,944 to $5,936,986 at April 30, 2007.

     Net cash provided by operating activities amounted to $544,837 for the three months ended April 30, 2007, compared to net cash provided by operating activities of $358,856 for the three months ended April 30, 2006, an increase of $185,981. The increase primarily resulted from an increase in customers' deposits offset by an decrease in net income.

     Net cash used in investing activities for the three months ended April 30, 2007, was $102,131 as compared to net cash used in investing activities of $22,582 for the three months ended April 30, 2006, an increase of $79,549. This increase primarily resulted from an increase in the acquisition of property and equipment.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until April, 2008 assuming the monthly expenses of the Company at $500,000. Of our $500,000 monthly expense, we foresee $160,000 covering the salaries, management and administration of the Company with $340,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     We have no off balance sheet assets or liabilities.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the first quarter of 2008.


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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the three months ended April 30, 2007, there were no material legal proceedings against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in the quarter ended April 30, 2007.


ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders in the quarter ended April 30, 2007.


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

                                   Finotec Group, Inc.
                                   Registrant

Date: June 18, 2007                /s/ Didier Essemini
                                   -----------------------
                                   Didier Essemini
                                   Chief Executive Officer