Form 10QSB
period 2007-07-31
FINOTEC GROUP INC
filed 2007-09-21
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                       for the quarter ended July 31, 2007

                        Commission file number 033-20966
                        --------------------------------

                               Finotec Group, Inc.
                               -------------------
             (Exact name of registrant as specified in Its charter)

                Nevada                                     76-0251547
                ------                                     ----------
   (State or other jurisdiction of                       (IRS Employer
    Incorporation or Organization)                    Identification No.)


                350 Fifth Avenue, Suite 2712, New York, NY 10118
                ------------------------------------------------
                    (Address of principal executive offices)

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

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheets
        July 31, 2007 and January 31, 2007 ..................................F-1

        Consolidated Statements of Operations
        Three months and six months ended
        July 31, 2007 and 2006 ..............................................F-2

        Consolidated Statements of Cash Flows
        Six months ended July 31, 2007 and 2006 .............................F-3

        Notes to Consolidated Financial Statements ........................F-4-6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...................................3


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings ....................................................10

Item 2. Changes in Securities and Use of Proceeds ............................10

Item 3. Submission of Matters to a Vote of Security Holders ..................10

Item 4. Exhibits and Reports on Form 8-K .....................................10

      Signature ..............................................................11

                               FINOTEC GROUP, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                             FOR THE THREE AND SIX
                           MONTHS ENDED JULY 31, 2007

                                                             FINOTEC GROUP, INC.
                                                                        CONTENTS

Consolidated Financial Statements:

       Balance Sheets - July 31, 2007 (Unaudited) and January 31, 2007                      1


       Statements of Operations - Three Months and Six Months Ended
        July 31, 2007 and 2006 (Unaudited)                                                  2


       Statements of Cash Flows - Six Months Ended July 31, 2007 and 2006 (Unaudited)       3


       Notes to Consolidated Financial Statements (Unaudited)                             4 - 6

                                                             FINOTEC GROUP, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                                     July 31, 2007
                                                                      (Unaudited)            January 31, 2007
-----------------------------------------------------------------------------------------------------------
  A S S E T S

     Current Assets
     Cash and cash equivalents                                       $ 5,745,588                $ 5,494,944
     Marketable securities                                             1,721,016                  1,657,401
     Prepaid and other current assets                                    168,434                    101,658
-----------------------------------------------------------------------------------------------------------
                  Total Current Assets                                 7,635,038                  7,254,003

     Property and equipment, net                                         519,110                    441,101
     Forward transaction                                                 371,217                    348,818
-----------------------------------------------------------------------------------------------------------

                  Total Assets                                       $ 8,525,365                $ 8,043,922
-----------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
     Short-term bank credit                                              135,048                     21,308
     Accounts payable and accrued expenses                               589,699                    469,945
     Customers' deposits                                               4,270,242                  4,068,156
     Accrued severance payable                                            64,111                    104,276
     Income taxes payable                                                 10,000                     10,000

-----------------------------------------------------------------------------------------------------------
                  Total Liabilities, All Current                       5,069,100                  4,673,685
-----------------------------------------------------------------------------------------------------------
  Stockholders' Equity
     Common stock, $.001 par value, 100,000,000 shares
     Authorized, 65,315,741 shares issued and outstanding                 70,692                     70,692
     Treasury shares, at cost - 2,687,500 shares                        (169,813)                  (169,814)
     Additional paid-in-capital                                        1,545,378                  1,545,378
     Accumulated other comprehensive income (loss)                       (87,680)                   (21,940)
     Accumulated income                                                2,097,688                  1,945,921

-----------------------------------------------------------------------------------------------------------
                  Total Stockholders' Equity                             3,456,265                3,370,237
-----------------------------------------------------------------------------------------------------------

                  Total Liabilities and Stockholders' Equity         $ 8,525,365                $ 8,043,922


See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Three Months Ended                           Six Months Ended
                                                                   July 31,                                    July 31,
                                                            2007              2006                      2007             2006
-------------------------------------------------------------------------------------------------------------------------------
   Revenues
    Net gains from foreign currency
       future operations                                $2,002,052          $996,076                $3,127,736         2,729,246
     Consulting                                                209             2,007                       583             4,259
-------------------------------------------------------------------------------------------------------------------------------
              Total Revenues                             2,002,261           998,083                 3,128,319         2,733,505
-------------------------------------------------------------------------------------------------------------------------------
    Operating Expenses
     Selling, general and administrative                 1,565,644         1,075,128                 2,338,318         2,153,504
     Research and development                              298,161            28,114                   419,035            55,126
-------------------------------------------------------------------------------------------------------------------------------
              Total Operating Expenses                   1,863,805         1,103,242                 2,757,353         2,208,630
-------------------------------------------------------------------------------------------------------------------------------
              Operating Income (Loss)                      138,456          (105,159)                  370,966           524,875

    Other Income (Expense)
     Interest income (expense), net                         97,693            36,865                   375,409            66,719
     Financing income                                     (295,973)          (36,276)                 (594,608)          (69,912)
-------------------------------------------------------------------------------------------------------------------------------
              Income (Loss) Before Income Taxes            (59,824)          104,570                   151,767           521,682

     Income tax refund                                           -                 -                         -                 -
-------------------------------------------------------------------------------------------------------------------------------
              Net Income (Loss)                            (59,824)         (104,570)                  151,767           521,682


     Weighted average number of
       common shares outstanding                        65,315,741        34,985,241                65,315,741        34,985,241


     Basic and diluted loss per common share                  *              *                            *                 *

* Less than $.01 per shareSee accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31,                                                          2007             2006
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                                 $   151,767       $   521,682

Adjustment to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used in) Operating Activities
      Depreciation                                                                         49,460            58,083
Changes in Operating Assets and Liabilities
    (Increase) decrease in prepaid and other current assets                               (66,776)           98,841
    Increase in accrued expenses                                                          (40,389)          160,092
    Increase in customers' deposits                                                       202,086         1,561,540
    Increase in forward transaction                                                       (22,399)           (4,236)
    Increase in compensation reserve                                                      (40,165)            6,882
    Decrease in other current liabilities                                                 160,143           (68,052)
    Increase in marketable securities                                                     (63,615)       (1,398,728)
    (Decrease) increase in due to stockholder                                                   -           (52,131)
-------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Operating Activities                              330,111           883,973
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Acquisition of property and equipment                                                (127,468)         (133,016)
-------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Investing Activities                                     (127,468)         (133,016)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Proceeds (Repayment) from loan payable, related party                                       -           (20,000)
    Short term bank Credit                                                                113,740            25,822
    Purchases of treasury shares                                                                -          (172,500)
-------------------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Provided by Financing Activities                            113,740          (166,678)

Effect of Foreign Currency Translation                                                    (65,740)           39,045
-------------------------------------------------------------------------------------------------------------------

           Net Increase in Cash and Cash Equivalents                                      250,643           623,324

Cash and Cash Equivalents - Beginning                                                   5,494,944         3,163,221
-------------------------------------------------------------------------------------------------------------------

           Cash and Cash Equivalents - Ending                                         $ 5,745,588       $ 3,786,545

Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for income taxes                                                -                 -

See accompanying notes to consolidated financial statements.

                                                            FINOTEC GROUP, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

     Interim Financial
     Information              The accompanying unaudited consolidated financial
                              statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January
                              31, 2007. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 31, 2007, and the results of their operations and their cash flows for the three months ended July 31, 2007and
                              July 31, 2006. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

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

                                                             FINOTEC GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies (Continued)


     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
                              (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three months ended July 31, 2007and 2006, because the effect of these securities is antidilutive.

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

2.   Property and Equipment   Property and equipment consist of the following:

                                                          Estimated Useful        July 31, 2007       January 31,
                                                            Lives (Years)          (Unaudited)            2007
                               -------------------------------------------------------------------------------
                               Computer equipment                 3                $ 385,309           351,121
                               Purchased software                 3                  205,481           191,926
                               Office furniture and
                                 Equipment                        7                  163,267           135,015
                               Leasehold improvements            10                  149,183           130,454
                               Vehicles                          15                   58,567            34,397
                               -------------------------------------------------------------------------------
                                   Total Property and
                                   Equipment at Cost                                 961,807           842,913
                               Less accumulated depreciation
                                 And amortization                                    442,697           401,812
                               -------------------------------------------------------------------------------
                                   Property and Equipment - Net                    $ 519,110         $ 441,101

                                                             FINOTEC GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3.   Comprehensive
     Income (Loss)            The Company's comprehensive income (loss) is
                              comprised of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) for the three and six month periods ended July 31, 2007 and 2006 was as follows:

                                                                Three Months Ended           Six Months Ended
                                                                     July 31,                     July 31,
                                                              2007            2006          2007            2006
                              -----------------------------------------------------------------------------------
                              Comprehensive loss
                                Net income (loss)          (59,824)       (104,570)      $151,767        $521,682
                                Foreign currency
                                translation                 (9,113)         18,580        (65,740)         39,045
                              ------------------------------------------------------------------------------------
                              Comprehensive
                                Income (loss)             $(68,937)       $(85,990)       $86,027        $560,727

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2007 AND 2006

NET GAINS FROM FOREIGN CURRENCY  FUTURE  OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net gains from foreign currency future operations were $2,002,052 for the three months ended July 31, 2007, as compared to a net gain from foreign currency future operations of $996,076 for the three months ended July 31, 2006, an increase of $1,005,976 mostly due to the increase in trading by brokerage clients. For the six months ended July 31, 2007, revenues from foreign currency future operations were $3,127,736 compared to $2,729,246 for the same period last year. The increase of $398,490 is due to the increase in trading by brokerage clients.

     The Company had a net loss of $59,824 for the three months ended July 31, 2007, as compared to a net loss of $104,570 for the three months ended July 31, 2006, a decrease of $44,746. This decrease related primarily to an increase in operating expenses and financing expenses. .


OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended July 31, 2007 were $298,161, as compared to $28,114 for the three months ended July 31, 2006, an increase of $270,047 due to the increased research and development associated with the development of the company's services.

      Research and development expenses also increased for the six month period ended July 31, 2007. Research and development expenses for the six month period ended July 31, 2007 was $419,035 and $55,126 for the six month period last year, an increase of $363,909.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $1,565,644 for the three months ended July 31, 2007, as compared to $1,075,128 for the three months ended July 31, 2006. This increase of $490,516 was due to the increased administrative costs and a significant increase in marketing of Forexcash, the Company's online trading platform.

    Selling, general and administrative expenses for the six month period ended July 31, 2007 increased by $184,814 from the same period last year. This increase was due primarily to the costs associated with administering and marketing the operations of Forexcash, the Company's online trading platform. Selling, general and administrative expenses for the six month period ended July 31, 2007 was $2,338,318 and $2,153,504 for the six month period last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its cash balance by $250,644 from a cash balance at January 31, 2007 of $5,494,944 to $5,745,588 at July 31, 2007.

     Net cash provided by operating activities amounted to $330,111 for the six months ended July 31, 2007, compared to net cash provided by operating activities of $883,973 for the six months ended July 31, 2006, a decrease of $553,862. The decrease primarily resulted from a significant decrease in net income and a decrease in marketable securities compared to the same period last year.

     Net cash used in investing activities for the six months ended July 31, 2007, was $127,468 as compared to net cash used in investing activities of $133,016 for the six months ended July 31, 2006, a decrease of $5,548. This decrease primarily resulted from an slight decrease in the acquisition of property and equipment from the same period last year.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until July 2008 assuming the monthly expenses of the Company at $500,000. Of our $500,000 monthly expense, we foresee $150,000 covering the salaries, management and administration of the Company with $150,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     We have no off balance sheet assets or liabilities.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the fourth quarter of 2007.


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

THE COMPANY IS CLOSED DURING THE JEWISH SABBATH FROM FRIDAY EVENING TO SATURDAY EVENING AND DURING ALL JEWISH HOLIDAYS WHICH IN CERTAIN EVENTS MAY ADVERSELY AFFECT OUR BUSINESS

          The Company is closed on the Jewish Sabbath ("Shabbat" as in"Remember the day of Shabbat to keep it holy") and during the Jewish holidays from on the eve of the Shabbat or eves of holidays, as of two hours before the onset of Shabbat or the holiday, as well as during Shabbat and holidays. During these times there is either a limited amount of employees or no employees in the Company's offices. In the event of a power outage or any disruption of services during these times there would be no employee available to respond to the problem until the end of the Shabbat or Jewish holiday which could have a material adverse affect on the Company's operations. A serious disruption during such a time could disrupt the Company's operations and its business, financial condition and results of operations could be adversely affected.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the three months ended July 31, 2007, there were no legal proceedings against the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in the quarter ended July 31, 2007.


ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were two matters submitted to a vote of the shareholders in the quarter ended July 31, 2007. The Company approved a new stock option plan and the Company approved the following directors to serve on the board of directors of the Company: 1) Didier Essemini; 2) Guy Senbel; 3) Gil Ovadia; 4) Albert Layani; and Victor Essemini


ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(A) THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     31.1 Section 302 certification
     32.1 Section 906 certification

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Finotec Group, Inc.
                          Registrant

Date: _______             /s/ Didier Essemini
                          --------------------------
                          Didier Essemini
                          Chief Executive Officer