Form 10QSB
period 2007-10-31
FINOTEC GROUP INC
filed 2007-12-14
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     for the quarter ended October 31, 2007

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

     Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 65,515,741 Common Series 0.001 par value

     Documents incorporated by reference: None.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.          FINANCIAL INFORMATION

Item 1.  Financial Statements:

             Consolidated Balance Sheets
             October 31, 2007 and January 31, 2007 ..........................F-1

             Consolidated Statements of Operations
             Three months and nine months ended
             October 31, 2007 and 2006 ......................................F-2

             Consolidated Statements of Cash Flows
             Nine months ended October 31, 2007 and 2006 ....................F-3

             Notes to Consolidated Financial Statements ...................F-4-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..................................3


PART II.         OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................9

Item 2.  Changes in Securities and Use of Proceeds ............................9

Item 3.  Submission of Matters to a Vote of Security Holders .................10

Item 4.  Exhibits and Reports on Form 8-K ....................................10

      Signature ..............................................................10


                              FINOTEC GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             FOR THE THREE AND NINE
                          MONTHS ENDED OCTOBER 31, 2007

================================================================================











================================================================================






                                                             FINOTEC GROUP, INC.
                                                                        CONTENTS

Consolidated Financial Statements:

       Balance Sheets - October 31, 2007 (Unaudited) and January 31, 2007                         1


       Statements of Operations - Three Months and Nine Months Ended                              2
       October 31, 2007 and 2006 (Unaudited)


       Statements of Cash Flows - Nine Months Ended October 31, 2007 and 2006 (Unaudited)         3


       Notes to Consolidated Financial Statements (Unaudited)                                   4 - 6

                                                                                            FINOTEC GROUP, INC.

                                                                                    CONSOLIDATED BALANCE SHEETS

===============================================================================================================

                                                                   October 31, 2007
                                                                      (Unaudited)            January 31, 2007
  -------------------------------------------------------------------------------------------------------------
  A S S E T S
Current Assets
   Cash and cash equivalents                                         $ 7,652,835               $ 5,494,944
   Marketable securities                                               1,416,575                 1,657,401
   Prepaid and other current assets                                      205,218                   101,658
---------------------------------------------------------------------------------------------------------------
                Total Current Assets                                   9,274,628                 7,254,003

   Property and equipment, net                                           635,240                   441,101
   Forward transaction                                                   207,083                   348,818
---------------------------------------------------------------------------------------------------------------

                Total Assets                                         $10,116,951               $ 8,043,922
===============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short-term bank credit                                                  5,881                    21,308
   Accounts payable and accrued expenses                                 781,388                   469,945
   Customers' deposits                                                 5,946,827                 4,068,156
   Accrued severance payable                                              69,591                   104,276
   Income taxes payable                                                   10,000                    10,000

---------------------------------------------------------------------------------------------------------------
                Total Liabilities, All Current                         6,813,687                 4,673,685
---------------------------------------------------------------------------------------------------------------

  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
    Authorized, 65,515,741 shares issued and outstanding                    72,692                   70,692
    Treasury shares, at cost - 2,687,500 shares                           (169,813)                (169,814)
    Additional paid-in-capital                                           1,545,378                1,545,378
    Accumulated other comprehensive income (loss)                          (47,830)                 (21,940)
    Accumulated income                                                   1,902,836                1,945,921

  -------------------------------------------------------------------------------------------------------------
                  Total Stockholders' Equity                             3,303,263                3,370,237
  -------------------------------------------------------------------------------------------------------------

                  Total Liabilities and Stockholders' Equity           $10,116,951               $8,043,922
===============================================================================================================

See accompanying notes to consolidated financial statements.

                                                                                                    FINOTEC GROUP, INC.

                                                                        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


===========================================================================================================================

                                                            Nine Months Ended                    Three Months Ended
                                                                October 31,                          October 31,
                                                           2007               2006               2007              2006
  -------------------------------------------------------------------------------------------------------------------------
   Revenues
   Net gains from foreign currency
     future operations                               $  4,446,529       $  6,335,914       $  1,318,793       $  3,606,668
   Consulting                                                 589              7,330                  6              3,071
---------------------------------------------------------------------------------------------------------------------------
            Total Revenues                              4,447,118          6,343,244          1,318,799          3,609,739
---------------------------------------------------------------------------------------------------------------------------

 Operating Expenses
   Selling, general and administrative                  4,240,511          4,042,808          1,604,392          1,889,303
   Research and development                               297,800             82,688            176,565             27,563
--------------------------------------------------------------------------------------------------------------------------
            Total Operating Expenses                    4,538,311          4,125,496          1,780,957          1,916,866
---------------------------------------------------------------------------------------------------------------------------
            Operating Income (Loss)                       (91,193)         2,217,748           (462,158)         1,692,873

 Other Income (Expense)
   Interest income (expense), net                       1,000,200            344,307            624,791            277,588
   Financing income (expense)                            (952,093)           (97,668)          (357,486)           (27,756)
---------------------------------------------------------------------------------------------------------------------------
            Income (Loss) Before Income Taxes             (43,086)         2,464,387           (194,853)         1,942,705

   Income tax refund                                            -                  -                  -                  -
---------------------------------------------------------------------------------------------------------------------------
            Net Income (Loss)                        $    (43,086)      $  2,464,387       $   (194,853)      $  1,942,705
===========================================================================================================================
   Weighted average number of
     common shares outstanding                         65,515,741         34,985,241         65,515,741         34,985,241
===========================================================================================================================

   Basic and diluted loss per common share                      *               0.07                  *               0.06
===========================================================================================================================

*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

                                                                                           FINOTEC GROUP, INC.

                                                               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


===========================================================================================================================
FOR THE NINE MONTHS ENDED OCTOBER 31,                                                  2007               2006
---------------------------------------------------------------------------------------------------------------------------


Cash Flows from Operating Activities
    Net income (loss)                                                            $   (43,086)        $ 2,464,387

Adjustment to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used in) Operating Activities
    Depreciation                                                                      98,704              89,762

Changes in Operating Assets and Liabilities
    (Increase) decrease in prepaid and other current assets                         (103,560)            162,928
    Increase in accrued expenses                                                      40,179             181,432
    Increase in customers' deposits                                                1,878,671             536,386
    Increase in forward transaction                                                  141,735            (440,903)
    Increase in compensation reserve                                                 (34,685)             39,999
    Decrease in other current liabilities                                            271,267            (129,350)
    Increase in marketable securities                                                240,826          (1,689,578)
    (Decrease) increase in due to stockholder                                             -              (52,131)
---------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Operating Activities                       2,492,052           1,162,932
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Acquisition of property and equipment                                           (295,845)           (162,832)
---------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Investing Activities                                (295,845)           (162,832)
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Proceeds (Repayment) from loan payable, related party                                  -             (20,000)
    Proceeds of stock issuance                                                         2,000
    Short term bank Credit                                                           (15,426)             19,616
    Purchases of treasury shares                                                           -            (169,813)
---------------------------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Provided by Financing Activities                       (13,426)           (170,197)

Effect of Foreign Currency Translation                                               (25,890)            285,788
---------------------------------------------------------------------------------------------------------------------------

           Net Increase in Cash and Cash Equivalents                               2,157,891           1,115,691

Cash and Cash Equivalents - Beginning                                              5,494,944           3,163,221
---------------------------------------------------------------------------------------------------------------------------

           Cash and Cash Equivalents - Ending                                     $7,652,835          $4,278,912
===========================================================================================================================

Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for income taxes                                           -                   -
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

                                                             FINOTEC GROUP, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   Summary of Significant Accounting Policies

     Interim Financial
     Information              The accompanying unaudited consolidated financial
                              statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January
                              31, 2007. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 31, 2007, and the results of their operations and their cash flows for the three months ended October 31, 2007and October 31, 2006. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending
                              January 31, 2008.

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

                                                             FINOTEC GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   Summary of Significant Accounting Policies (Continued)



     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
                              (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three months ended October 31, 2007and 2006, because the effect of these securities is antidilutive.

     Marketable Securities    Marketable securities consist principally of
                              corporate stocks. Management has classified the Company's marketable securities as available for sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. As of October, 2007 the market value of the security equals its cost.

2.   Property and Equipment   Property and equipment consist of the following:

                                                         Estimated Useful October 31 January 31,
                                                                                 , 2007              2007
                                                           Lives (Years)       (Unaudited)
                              --------------------------------------------------------------------------------
                              Computer equipment                 3              $ 622,193          351,121
                              Purchased software                 3                219,840          191,926
                              Office furniture and
                                Equipment                        7                191,008          135,015
                              Leasehold improvements            10                112,226          130,454
                              Vehicles                          15                 59,424           34,397
                              --------------------------------------------------------------------------------
                                  Total Property and
                                   Equipment at Cost                            1,204,692          842,913
                              Less accumulated depreciation
                                And amortization                                  569,452          401,812
                              --------------------------------------------------------------------------------
                                  Property and Equipment - Net                  $ 635,240        $ 441,101

                              ================================================================================

                                                             FINOTEC GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


3.   Comprehensive
     Income (Loss)            The Company's comprehensive income (loss) is
                              comprised of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) for the three and nine month periods ended October 31, 2007 and 2006 was as follows:

                                                                Three Months Ended           Nine Months Ended
                                                                    October 31,                 October 31,
                                                              2007            2006          2007            2006
                              --------------------------------------------------------------------------------------
                               Comprehensive loss
                                 Net income (loss)           (194,853)     1,942,705       $(43,086)     $2,464,387
                                 Foreign currency
                                 translation                  (25,890)       246,743         39,850         275,867
                              --------------------------------------------------------------------------------------
                               Comprehensive
                                 Income (loss)              $(220,743)    $2,189,448        ($3,236)     $2,740,254
                              ======================================================================================

                              ======================================================================================


4.   Subsequent Events


                              Shares in Finotec began trading on the Over the Counter Bulletin Board listings. (OTCBB: FTGI).

                              Finotec Group's United Kingdom subsidiary, Finotec Trading UK, Limited, has been authorized by the UK's Financial Services Authority (FSA) to act as a Market Maker, as defined by the FSA, in the United Kingdom. As of November 9, 2007, Finotec Trading UK, Limited, is approved by the FSA as a Market Maker and Principal, and thus Finotec Trading UK, Limited, may now offer UK clients certain regulated investment instruments such as Commodity Futures, Commodity options and options on commodity futures, Contract for Differences, Futures, Options, Rights to or interests in investments, Rolling spot forex contracts, and Spread Bets.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDEDENDED OCTOBER 31, 2007 AND 2006

NET GAINS FROM FOREIGN CURRENCY  FUTURE  OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net gains from foreign currency future operations were $1,318,793 for the three months ended October 31, 2007, as compared to a net gain from foreign currency future operations of $3,606,668 for the three months ended October 31, 2006, a decrease of $2,287.875 mostly due to the decrease in trading by brokerage clients. For the nine months ended October 31, 2007, revenues from foreign currency future operations were $4,446,529 compared to $6,335,914 for the same period last year. The decrease of $1,889,385 is due to the decrease in trading by brokerage clients.

     The Company had net income of $79,547 for the three months ended October 31, 2007, as compared to net income of $1,942,705 for the three months ended October 31, 2006, a decrease of $1,863,158. This decrease related primarily to a decrease in trading by brokerage clients.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended October 31, 2007 were $176,565, as compared to $27,563 for the three months ended October 31, 2006, an increase of $148,994.

     Research and development expenses also increased for the nine month period ended October 31, 2007. Research and development expenses for the nine month period ended October 31, 2007 was $297,800 and $82,688 for the nine month period last year, an increase of $215,112. This increase resulted from the continuing development of the Company's trading platform and services.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $1,604,392 for the three months ended October 31, 2007, as compared to $1,889,303 for the three months ended October 31, 2006. This decrease of $284,911 was due to decreased marketing costs and general expenses.

     Selling, general and administrative expenses for the nine month period ended October 31, 2007 increased by $197,703 from the same period last year. This increase was due primarily to the costs associated with administering and marketing the operations of Forexcash, the Company's online trading platform. Selling, general and administrative expenses for the nine month period ended October 31, 2007 was $4,240,511 and $4,042,808 for the nine month period last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its cash balance by $2,157,890 from a cash balance at January 31, 2007 of $5,494,944 to $7,652,834 at October 31, 2007.

     Net cash provided by operating activities amounted to $2,492,052 for the nine months ended October 31, 2007, compared to net cash provided by operating activities of $1,162,932 for the nine months ended October 31, 2006, an increase of $1,329,120. The increase primarily resulted from an increase in customers deposits and an increase in marketable securities compared to the same period last year.

     Net cash used in investing activities for the nine months ended October 31, 2007, was $295,845 as compared to net cash used in investing activities of $162,832 for the nine months ended October 31, 2006, an increase of $133,013. This increase primarily resulted from an increase in the acquisition of property and equipment.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy their cash requirements until October 2008 assuming the monthly expenses of the Company at $400,000. Of our $400,000 monthly expense, we foresee $100,000 covering the salaries, management and administration of the Company with $110,000 covering the activity and operation of the Company. The Company intends to try to obtain additional funds when necessary through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     We have no off balance sheet assets or liabilities.

     We anticipate that our available cash resources and cash flows from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements through the third quarter of 2008.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

200,000 shares were issued to Ari Gal, Esq. as partial payment for legal services in August of 2007.


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

                                    Finotec Group, Inc.
                                    Registrant

Date: December 14, 2007             /s/ Didier Essemini
                                    --------------------------
                                    Didier Essemini
                                    Chief Executive Officer