Form 10KSB
period 2008-01-31
FINOTEC GROUP INC
filed 2008-04-29
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


         Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended January 31, 2008


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


                              228 East 45th Street
                                   Suite 1801
                                New York NY 10017


--------------------------------------------------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number, including area code        718-513-3620
                                                  -----------------------------



           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                   Common stock of $0.001 par value per share

     Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Issuer's Revenues for its most recent fiscal year. $6,986,656 Aggregate market value of the voting stock held by non-affiliates of registrant:
$20,905,010 as of January 31, 2008

     Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 65,279,928 Common Series 0.001 par value

     Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

Item 1.   Organization and Business                                         2

Item 2.   Properties                                                        25

Item 3.   Legal Proceedings                                                 26

Item 4.   Submission of Matters to a Vote of Security-Holders               26

                                     PART II

Item 5.   Market for the Registrant's Common Stock and                      27
          Related Stockholder Matter
Item 6.   Management's Discussion and Analysis of Financial                 27
          Condition and Results of Operations

Item 7.   Financial Statements and Supplementary Data                       32
          (Included in Item 14)


                                    PART III

Item 8.   Changes in and Disagreements with Accountants on                  33
          Accounting and Financial Disclosure

Item 9.   Directors and Executive Officers of the Registrant                36

Item 10.  Management Remuneration                                           37

Item 11.  Security Ownership of Certain Beneficial Owners and               38
          Management

Item 12.  Certain Relationships and Related Transactions                    39

                                     PART IV

Item 13.  Exhibits, Financial Statements, Schedules and Reports             39
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

     The Company's Common Stock trades on the OTCBB, under the trading symbol "FTGI.OB."

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

INTRODUCTION

Finotec Group Inc. is a public company. The company, through its subsidiary, Finotec Trading Inc. (and such entity's subsidiary, Finotec Trading UK Limited), offers financial market trading to professional and retail clients over its web-based live and real-time proprietary trading system. The state of the art web-based live and real-time proprietary trading system was developed for the company by its other subsidiary ForexCash Global Trading Ltd. The group's website may be accessed on www.finotec.com.

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
  Finotec USA Inc. -       Finotec Cyprus Ltd. -      Finotec Polska S.A. -        Finotec Trading UK
   Private company           Private company           Joint Stock company               Limited.
Incorporated under the    Incorporated under the     Incorporated under the          Private company
  laws of Delaware           laws of Cyprus             laws of Poland           Incorporated under the
                                                                                laws of England & Whales
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

Finotec Group Inc has a fiscal year end of January 31st and its stock symbol is FTGI.OB.

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

In 2005 Finotec Trading Inc. established its dealing room in Cyprus through a wholly owned subsidiary Finotec Trading Cyprus Ltd. In 2007, the dealing room was moved to the UK. Currently, the subsidiary in Cyprus engages primarily in sales and marketing of the Company's products.

During 2006, Finotec Trading Inc. additionally established three wholly owned subsidiaries: In the United Kingdom, Finotec Trading UK Limited ("Finotec UK"), for the purpose of obtaining the necessary authorization to act as a market maker in Foreign Exchange and CFD's in the UK and Europe. In November 2007, Finotec UK received such authorization from the UK Financial Services Authority ("FSA"). Such authorization was accompanied by approvals from the other European countries allowing Finotec UK to offer cross-border investment services within their borders.

In the US, Finotec USA, Inc. incorporated under the law of Delaware, for the purpose of obtaining the necessary authorization from the National Futures Association (NFA)to act as a market maker in Foreign Exchange in the US.

In Poland, Finotec Trading Polska S. A., for the purpose of obtaining the necessary authorization to act as a market maker in Foreign Exchange and CFD's in Poland and Eastern Europe. As a result of the FSA approval received by Finotec UK, and the accompanying approvals in other European countries, including Poland, the Company decided to discontinue the authorization process in Poland and is currently in the process of dissolving this subsidiary.


Currently, customers can open accounts to utilize the Company's services by several methods;

1. Directly with Finotec UK.
2. Via affiliates and Introducing Brokers ("IB's") that sign commission sharing agreements with Finotec UK.

In the past, accounts were opened through Finotec Trading Inc.

As part of its code of conduct regulations all customer monies are segregated in custodian accounts which have been set up in the U.S. and United Kingdom and other countries. The Company, through its subsidiaries, has secured a number of IB contracts, with large investment houses, financial institutions and high wealth individuals.
Finotec's website and trading system may be accessed on www.finotec.com . The system also provides a `demo' trading system and an e-learning center that may be accessed by registering on the website.

Forexcash Global Trading Ltd. (Israel) - Based in Jerusalem and the development center for the Company's software, it developed Forexcash, which is a state-of-the-art system which can enable financial institutions to offer the general public market-making services in global financial markets via Internet and is the mechanism that allows Finotec to offer its customers similar services. The system offers complete front to back office integration. Additionally, it performs marketing and sales activities in Israel for the Company's UK and US subsidiaries.

Finotec Trading Cyprus Ltd.- In 2005 Finotec Trading Inc. moved its dealing room to Cyprus via a wholly owned subsidiary, Finotec Trading Cyprus Ltd. In 2007, the dealing room was moved to the offices of Finotec UK in London. Currently, Finotec Cyprus is in charge of International Marketing and Business Development in the Middle East and Eastern Europe via a call center and face to face meetings. This branch also provides global customer service to Finotec Trading Inc. customers worldwide. Finotec Trading Cyprus Ltd. pays Forexcash license fees for using the system.


Finotec USA, Inc. - incorporated in 2006 under the laws of the state of Delaware, for the purpose of obtaining the necessary authorization to act as a market maker for foreign currency trading in the US.

Finotec Trading Polska S.A. - incorporated in 2006 under the law of Poland, for the purpose of obtaining the necessary authorization to act as a market maker in foreign currencies and CFD's in Poland and Eastern Europe. The Company is currently planning to dissolve or sell this entity.

Finotec Trading UK Limited. - incorporated in 2006 under the law of England and Wales for the purpose of obtaining the necessary authorization to act as a market maker in foreign currencies and CFD's in the UK and Europe.


     The Company currently develops, markets and operates a software system delivering investment services to the general public via the Internet. The Company has developed and operates an Internet-based brokerage firm for institutional, professional and serious active individual traders in the foreign currency market. The Company's market maker offers an electronic trading platform which seamlessly integrates strategy trading tools, historical and streaming real-time market data, and direct-access order-routing and execution. Direct-access trading means, with respect to transactions in spot foreign exchange transactions, direct Internet connections to Finotec's electronic platform where Finotec acts as a market maker for its customers based on the prices traded in the Interbank and OTC market. With respect to forward foreign exchange transactions, it means that Finotec offers non-deliverable currency contracts that Finotec usually clears itself using Finotec technology and the other liquidity providers' online execution systems which implement an electronic order placement and execution. When there is no compensation inside the system with its customers, Finotec turns to other institutions to clear the positions. At times, the exposure is left with the Company in accordance with the Company's proprietary risk management system and policy. The Company offers its customers spot trading in foreign exchange and CFDs (Contracts for Differentials)in stock or futures through the Internet where the company is licensed and the product can be offered in accordance with applicable regulations.

     Under the Company's business model, the Company seeks recurring revenues by offering, through its financial software product, Forexcash, spread-earning based brokerage services. Forexcash is a front and back office market maker application for online real-time trading in foreign currencies, commodities and CFDs. The Company also provides strategy trading tools, and the unique quality and functionality of those tools, to build a high-quality brokerage customer base of institutional, professional and serious active individual traders. The Company has started to offer licenses to its trading system. The Company also provides training in online foreign currency trading.


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

INDUSTRY BACKGROUND

     Over the past decade, the volume of trading in the world's foreign exchange market has grown dramatically. The average daily trading volume is estimated to be more than $3 trillion dollars. Recently, even more dramatic than the growth in the foreign exchange markets, has been the explosive growth of direct-access trading through electronic marketplaces. We believe that one of the reasons for this explosive growth is the growing presence of direct-access trading solutions.

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

     With the proliferation of online brokerage services (and, now, the more powerful and efficient direct-access online brokerage services), the increased accessibility to market data, and the rapidly-growing capabilities of the Internet, we believe that serious, active traders, professional and non-professional, are demanding powerful, Internet-based, real-time strategy trading platforms that are seamlessly integrated with the best-available order execution technology and include analytical tools which support the design and testing of custom trading strategies.

PRODUCTS AND SERVICES

Finotec Group Inc. is a holding company with no activities other than holding two wholly owned companies Finotec Trading Inc. and ForexCash Global Trading Ltd. These companies deal in two distinct areas:

     1. Finotec Trading Inc. - Market Trading and facilitation (brokerage); and
     2. Forexcash Global Trading Ltd. - Financial Technology development


BROKERAGE SERVICES

     The Company, through its subsidiaries, offers online brokerage services, in financial instruments (especially foreign currency and CFDs), using the Forexcash trading platform. Finotec's targeted customer base for brokerage services includes active individual, professional and institutional traders.

     Finotec earns the spread between the Bid and Ask price when there is some compensation inside the system, or the price difference between the customer's transaction price and the bank price. Finotec also runs a small portfolio of uncovered customer transactions.



     In January 2002, the Company launched the Forexcash trading platform. The Forexcash platform includes our strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, time and sales data, quote lists, option chains, market leaders data, profit/loss tracking, and wireless access.


SALES AND MARKETING


Offline Marketing

The Company attempts to reach its target customers through advertising campaigns for its products and services in local financial newspapers, articles providing in-depth market commentary on the specific Company products, one-day seminars, events and conventions. Finotec uses the services of various advertising companies to reach targeted customers through advertising campaigns.

Online Marketing

Online marketing includes campaigns in Google, business portals, search engines and other financial websites.

Call Center

Follow-up activities to the Company's marketing campaigns are performed by the Company's multi-lingual call centers that directly contacts potential customers who have expressed an interest in the Company's products and services and arranges meetings with account representatives, when appropriate.

Partnerships

The Company's marketing strategy includes the extension of its customer base through partnerships with relevant players in the financial markets. These partnerships include Franchising Agreements, Introducing Broker Agreements, Affiliate Agreements, White Label Agreements and Licensing Agreements with financial institutions whereby the institutions will refer clients to the Company and receive a commission from the Company for such referrals.

DISTRIBUTION

     In addition to its direct contacts with its customers, the Company actively seeks brokerage firms and other financial institutions to whose customers it can offer the ability to trade with Finotec's dealing room while sharing the income generated from the trading activity of such customers. The Company aims to further develop this system of forging relationships with Introducing Brokers and Affiliates on an international level. This use of the trading platform would allow Introducing Brokers to provide their customers access to the foreign currency and other financial markets without the cost of running a trading room and developing an electronic trading system themselves.


Customer Money

All customer money is deposited in the Company's custodian accounts in banks in the United Kingdom and other countries. All money is managed by the Company back office system in the Forexcash proprietary Customer Relations Management system.

In the US, HSBC holds client monies in trust in a segregated account and in the UK, HSBC and Royal bank of Scotland do the same. In Israel, Bank Hapoalim and Bank Mizrachi hold client monies in trust in a segregated account. In Cyprus, Finotec uses Hellenic and BNP Paribas bank as the client trust funds for clients all over the world.

Forexcash

In January 2002, Finotec, via its subsidiary, Forexcash, launched the Forexcash trading platform. The Forexcash service includes strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, time and sales data, quote lists, option chains, market leaders data, profit/loss tracking, and wireless access.




     Forexcash is a front and back office market maker and brokerage application for online real-time trading in the financial instruments markets. Forexcash gives spot and forward transaction prices with real-time execution capabilities for most kinds of currency pairs as well as CFDs, commodities, stocks and indices. Currently we have implemented the most liquid currency pairs.

     Forexcash's application servers were developed in Java Sun and PHP. We believe that these technologies are compatible with most operating systems and using them provides us the opportunity to offer numerous advantages, such as ready-to-use software where no installation is necessary. Using well-accepted Web technologies assists with the security of the data transfers, the offering of real-time information and the technical analysis capabilities. The communication in the system between the client systems and the servers are encrypted with the RSA protocol based on an algorithm that was developed internally.

     MARKET DATA SERVICES.

     The real-time market data included in Forexcash are licensed from different content suppliers that include Reuters and various stock exchanges around the world.


TECHNOLOGY DEVELOPMENT

     We believe that our success depends, in large part, on our ability to offer unique, Internet-based strategy trading technologies with state-of-the-art, intelligent direct-access order execution technologies, and continuously enhance those technologies, as well as develop and implement a well-designed and user-friendly all-in-one platform. We intend to consistently improve our system and implement new features and protocols. For instance, we are currently incorporating a new technology into our system that will give our system the benefit of more design capabilities in addition to not requiring downloads of plug-ins. By eliminating plug-ins, the customer will be able to access the trading platform through firewalls on the computer.

     We are also working to improve the style of the trading platform, making it more user-friendly. A further technological development we have made is adding chat capabilities to our system.

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

CUSTOMER SUPPORT AND TRAINING

     We provide client services and support and product-use training in the following ways:

     CUSTOMER SERVICES AND SUPPORT. Finotec provides telephone customer services to its brokerage customers through its dealing room as well as call centers. Technical support to subscription and brokerage customers who use Forexcash is provided by Finotec's technical support team via telephone, electronic mail and fax.

     PRODUCT-USE TRAINING. We consider user education important to try to help our customers enhance their ability to use our products and services fully and effectively. The majority of our training materials consist of extensive online documentation and technical assistance information on our Web sites so that our customers may learn to use and take full advantage of the sophisticated technology of Forexcash.




COMPETITION

     The market for online brokerage services is intensely competitive and rapidly evolving, and there appears to be substantial consolidation in the industry of online brokerage services, Internet-based real-time market data services, and trading analysis software tools. We believe that, due to the current and anticipated rapid growth of the market for integrated trading tools, real-time market data and online brokerage services, competition, as well as consolidation, will substantially increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control, including, but not limited to,: pricing; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; technological developments; product content; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as volatility in currency fluctuations, stock prices, inflation and recession; product and service functionality; data availability; ease of use; reliability; customer service and support; and sales and marketing efforts.

     We face direct competition from several publicly-traded and privately-held companies, principally online brokerage firms, including providers of direct-access order execution services. Our competitors include many foreign exchange online brokerage firms currently active in the United States and Europe. Many online brokerage firms currently offer direct-access service.

     Many of our existing and potential competitors, which include online discount and traditional brokerage firms, and financial institutions that are focusing more closely on online services, including direct-access services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do. Furthermore, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low pricing rates in the foreign currency market to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. We do not currently offer other financial services; therefore, such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

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

     Despite efforts to protect our proprietary rights, unauthorized parties may copy or otherwise may obtain, use or exploit our software or technology independently. Policing unauthorized use of our software technology is difficult, and it is extremely difficult to determine the extent to which piracy of software technology exists. Piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries, including some in which we may attempt to expand sales efforts. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

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



GOVERNMENT REGULATION

     In November 2007, Finotec UK received authorization from the FSA to offer certain financial services in the UK. In connection therewith, Finotec has received regulatory approval to offer cross border investment services in various European countries, from its UK office.

In the Unites States, the Commodity Futures Trading Commission ("CFTC") regulates the foreign currency futures market. Our subsidiary, Finotec USA, Inc. has applied for registration with the National Futures Association ("NFA") as a Futures Commission Merchant (FCM). Such application is currently pending.

     Finotec's mode of operation and profitability may be directly affected by: additional legislation; changes in rules promulgated by the Commodity Futures Trading Commission, the National Futures Association, the Board of Governors of the Federal Reserve System, the FSA, the various stock and futures exchanges and other self-regulatory organizations; and changes in the interpretation or enforcement of existing rules and laws, particularly any changes focused on online brokerage firms that target an active trader customer base.

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

     It is possible that other agencies will attempt to regulate our current and planned online and other electronic service activities with rules that may include compliance requirements relating to record keeping, data processing, other operation methods, privacy, pricing, content and quality of goods and services as the market for online commerce evolves. Because of the growth in the electronic commerce market, Congress had held hearings on whether to regulate providers of services and transactions in the electronic commerce market. As a result, federal or state authorities could enact laws, rules or regulations, not only with respect to online brokerage services, but other online services we provide or may in the future provide. Such laws, rules and regulations, if and when enacted, could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, since the Company's activities and customer base are international, regulatory developments in other countries, including those of which the Company is unaware, could have an effect on the Company and its operations.

EMPLOYEES

     As of January 31, 2007, we had 82 full-time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

     Our e-commerce marketplaces are in the early stages of their development and we have limited operating history upon which you may evaluate our business and prospects. Because our management team as a unit is relatively new, it also has a very limited track record upon which you can make an evaluation. In addition, our revenue model is evolving and because of our lack of operating history, period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as e-commerce. Our failure to address these risks successfully could materially and adversely affect our business and operations.

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

                  The Company is closed during the Jewish Sabbath from Friday evening to Saturday evening and during all Jewish holidays which in certain events may adversely affect our business

          The Company is closed on the Jewish Sabbath and during Jewish holidays from on the eve of the Shabbat or eves of holidays, as of two hours before the onset of Shabbat or the holiday, as well as during Shabbat and holidays. During these times there is either a limited amount of employees or no employees in the Company's offices. In the event of a power outage or any disruption of services during these times there would be no employee available to respond to the problem until the end of the Sabbath or Jewish holiday which could have a material adverse affect on the Company's operations. A serious disruption during such a time could disrupt the Company's operations and its business, financial condition and results of operations could be adversely affected.



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

                Our success is dependent upon our receipt and maintenance of regulatory approvals in the major customer markets around the world.

The Company believes that its success, in large part, depends upon its ability to receive and retain regulatory approvals in the major markets around the world. Such approvals both expand the variety of services which the Company can offer and bolster the Company's reputation among potential customers.

In November 2007, Finotec UK received authorization from the FSA to offer certain financial services in the UK. In connection therewith, Finotec has received regulatory approval to offer cross border investment services in the various European countries, from its UK office. In order to retain its FSA authorization, the Company must comply with numerous requirements, including financial covenants as well as those related to its ongoing operations. The Company's failure to meet these ongoing obligations could lead to the loss of its FSA authorization which would have a material adverse effect on the Company and its operations.

In addition, in the United States, Finotec USA Inc. has applied for registration with the National Futures Association ("NFA") as a Futures Commission Merchant
(FCM). Such application is currently pending. Failure to receive such authorization could have a material adverse effect on the Company's ability to expand its operations. In addition, if such authorization is received, in order to retain its NFA authorization, the Company must comply with numerous requirements, including financial covenants as well as those related to its ongoing operations. The Company's failure to meet these ongoing obligations could lead to the loss of its NFA authorization which would have a material adverse effect on the Company and its operations.


         Fluctuations in our quarterly results may adversely affect our stock price.

     Our quarterly operating results will likely vary in the future. Our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

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

o    general economic factors and market conditions.

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

     Except for a search for the names Finotec Group and Finotec Trading, we have not conducted searches to determine whether our service marks, trademarks and similar items may infringe on the rights of third parties. Despite having searched a mark, there may be a successful assertion of claims of trademark or service mark infringement. If a third party successfully asserts claims of trademark, service mark or other infringement, the third party or a court or other administrative body may require us to change our service marks, trademarks, company names, the design of our sites and materials and our Internet domain name (web address), as well as to pay damages for any infringement. A change in service marks, trademarks, company names, the design of our sites and materials and Internet domain names may cause difficulties for our customers in locating us or cause them to fail to connect our new names and marks with our prior names and marks, resulting in loss of business.

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

     We believe that establishing and maintaining our brand names is essential to expanding business. We also believe that the importance of brand name recognition will increase in the future because of the growing number of online companies that will need to differentiate themselves. Promotion and enhancement of our brand names will depend largely on our ability to provide consistently high quality software and related technology. If we are unable to provide software and technology of comparable or superior quality to those of our competition, the value of our brand name may suffer.

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


         Service of process and enforcement of civil liabilities on us and our officers may be difficult to obtain.

              We are organized under the laws of the State of Nevada and will be subject to service of process in the United States. However, most of our assets are located outside the United States. In addition, certain of our directors and officers are residents of Israel.

         There is doubt as to the enforceability of civil liabilities under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, in original actions instituted in Israel. As a result, it may not be possible for investors to enforce or effect service of process upon these directors and executive officers or to judgments of U.S. courts predicated upon the civil liability provisions of U.S. laws against our assets, as well as the assets of these directors and executive officers. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may be unenforceable in Israel.



         Risks Relating to Our E-Commerce Marketplaces



     Our success depends on the development of the e-commerce market, which is uncertain.

     We rely on the Internet for the success of our businesses, as do other e-commerce marketplaces. The development of the e-commerce market is in its early stages. Our long-term success depends on widespread market acceptance of B2B e-commerce. A number of factors could prevent such acceptance, including the following:

o the unwillingness of business to shift from traditional processes to e-commerce processes;

o the necessary network infrastructure for substantial growth in usage of e-commerce may not be adequately developed;

o increased governmental regulation or taxation may adversely affect the viability of e-commerce;

o insufficient availability of telecommunication services or changes in telecommunication services could result in slower response time for users of e-commerce; and

o concern and adverse publicity with respect to, and failure of, security of e-commerce.

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

     We may be responsible for loading information into our database and categorizing the information for trading purposes. This process entails a number of risks, including dependence on our suppliers both to provide us in a timely manner with accurate, complete and current information and to update this information promptly when it changes. If our suppliers do not provide us in a timely manner with accurate, complete and current information, our database may be less useful to our customers and users and may expose us to liability. We cannot guarantee that the information available in our database will always be accurate, complete and current or comply with governmental regulations either due to third-party or internal errors. This could expose us to liability or result in decreased acceptance of our products and services, which could have a material and adverse affect on our business and operations. We are aware of cases in which the data provided to us by third parties has not been consistently accurate and, as a result of which, we have experienced customer dissatisfaction and lawsuits by customers. In addition, our contracts with the third-party data suppliers must be renewed on a regular basis and the costs for such information may increase, with the Company having little or no negotiating influence in such a situation.

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

     In addition, as traffic in our e-commerce business increases, we may need to expand and upgrade our technology, transaction processing systems and network hardware and software. We may not be able to project accurately the rate of growth in our on-line businesses. We also may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate increased use of our on-line businesses, which would have a material and adverse affect on our business and operations.

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

In addition, to a large extent, the Company's profits are dependent upon the operation of its internal risk management system. There is no guarantee that such system will operate successfully in every eventuality.

         Limited Internet infrastructure may affect service.

     The accelerated growth and increasing volume of Internet traffic may cause performance problems, slowing the adoption of our Internet-based services. The growth of Internet traffic due to very high volumes of use over a relatively short period of time has caused frequent periods of decreased Internet performance, delays and, in some cases, system outages. This decreased performance is caused by limitations inherent in the technology infrastructure supporting the Internet and the internal networks of Internet users. In addition, recently, there have been several instances of entire countries losing Internet access as a result of natural disasters or accidents. If Internet usage continues to grow rapidly, the infrastructure of the Internet and its users may be unable to support the demands of growing e-commerce usage, and the Internet's performance and reliability may decline. If our existing or potential customers experience frequent or continuing outages or delays on the Internet, the adoption or use of our Internet-based products and services may grow more slowly than we expect or even decline. Our ability to increase the speed and reliability of our Internet-based business model is limited by and depends upon the reliability of both the Internet and the internal networks of our existing and potential customers. As a result, if improvements in the infrastructure supporting both the Internet and the internal networks of our customers and suppliers are not made in a timely fashion, we may have difficulty obtaining new customers, or maintaining our existing customers, either of which could reduce our potential revenues and have a negative impact on our business and operations.

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

     Changes in the regulatory environment governing the Internet, either in the US or abroad, could have a significant effect on our business.

     We cannot predict whether or to what extent any new regulation affecting e-commerce will occur. New regulations could increase our costs or restrict our activities in a materially adverse manner. One or more states or countries may seek to impose sales tax collection obligations on out-of-state/foreign companies like ours that engage in or facilitate e-commerce. A successful assertion by one or more states or any foreign country that we should collect sales and other taxes on our system could increase costs that we could have difficulty recovering from users of our websites.

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

     In addition, we draw some of the content provided in our on-line business communities from data compiled by other parties. This data may have errors. If our content is improperly used or if we supply incorrect information, it could result in unexpected liability. Our insurance may not cover claims of this type or may not provide sufficient coverage. We are aware of cases in which the data provided to us by third parties has not been consistently accurate and, as a result of which, we have experienced customer dissatisfaction and lawsuits by customers. Costs from these claims could damage our business and limit our financial resources. In addition, there can be no assurance that we will not make internal errors that could result in liability.

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

Item 2.  Properties

     The Company's UK subsidiary and dealing room is located at Holland House, 1-4 Bury Street, London EC3A 5AW, England, UK. There the Company rents 570 square feet of office space.

The company also has marketing and technology offices in Jerusalem at the Malha Technology Park, Building 8, Jerusalem 96951, Israel. There, via an agreement by Forexcash Global Trading Ltd. (which is a 99.7% owned subsidiary of the Company) the Company rents approximately 1186 square meters of office space.

The Company also rents 197 square meters of offices in Limassol, Cyprus at 1 Griva Digheni& Chrysanthou Street.

Rent expense for the fiscal year ended January 31, 2008 was approximately $204,340.


Item 3. Legal Proceedings

In May, 2004, the Tel-Aviv Stock Exchange Ltd. (the "Stock Exchange") submitted a claim against the Company for a permanent and temporary restraining order to prevent the Company from using the Tel-Aviv 25 Index and/or any other index owned by the Stock Exchange as part of the Company's online trading at its website. The Company claimed that the Stock Exchange does not have copyrights regarding the indexes and that it did not mislead the public in any way.

The Company answered the claim for a temporary restraining order, and in June, 2004, the Court accepted the Company's claim. In August, 2005, the Stock Exchange appealed to the Supreme Court, and thereafter the Company submitted its response to the appeal. The Supreme Court accepted the Company's claim. The case is scheduled for a pre-trial meeting on June 22, 2008.

In February 2008, a shareholder of the Company filed a claim against the Company in the District Court of Clark County, Nevada, relating to the requirement by the Company's transfer agent, Standard Register and Transfer Company that such shareholder provide collateral in order to replace a stock certificate that shareholder claims to have lost. The shareholder claims that the Company has instructed its transfer agent to require a high amount of collateral and that he has suffered losses which exceed $952,500.

Management does not expect either claim to have a material effect on the Company's financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were two matters submitted to a vote of the shareholders in the year ended January 31, 2008. The Company approved a new stock option plan and the Company approved the following directors to serve on the board of directors of the Company: 1) Didier Essemini; 2) Guy Senbel; 3) Gil Ovadia; 4) Albert Layani; and 5) Victor Essemini.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

(a) The Company's Common Stock is quoted on the OTC Bulletin Board )OTCBB( under the symbol "FTGI.OB" The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers
     (NASD) for the periods ending January 31, 2008. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                             High              Low
                                            -----              ----
                  2007
                  -----
                  First Quarter             n/a                  n/a

                  Second Quarter            n/a                  n/a

                  Third Quarter             n/a                  n/a

                  Fourth Quarter            1.48                 0.20

                  2006
                  -----
                  First Quarter             n/a                  n/a

                  Second Quarter            n/a                  n/a

                  Third Quarter             n/a                  n/a

                  Fourth Quarter            n/a                  n/a

     As of January 31, 2008, we had 1,102 holders of record of our common stock.




(b) No dividends were paid during the fiscal year ending January 31, 2008. The Articles of Merger restrict the Company's ability to pay dividends. The Company may not pay dividends if doing so would result in a consolidated current ratio of less than two, that is, current assets equaling less than twice current liabilities.

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

     BUSINESS OVERVIEW

Finotec Group Inc. is a holding company with no activities other than holding two wholly owned companies Finotec Trading Inc. and Forexcash Global Trading Ltd. These companies, directly and through their subsidiaries, deal primarily in two distinct areas:

     1. Finotec Trading Inc - marketing, sales, market trading and facilitation; and
     2. Forexcash Global Trading Ltd - financial technology development


Finotec Group Inc. has a fiscal year end of January 31st and its stock symbol is FTGI.OB.

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

In 2005 Finotec Trading Inc. established its dealing room in Cyprus through a wholly owned subsidiary Finotec Trading Cyprus Ltd. In 2007, the dealing room was moved to the UK. Currently, the subsidiary in Cyprus engages primarily in sales and marketing of the Company's products.

During 2006, Finotec Trading Inc. additionally established three wholly owned subsidiaries: In the United Kingdom, Finotec Trading UK Limited, for the purpose of obtaining the necessary authorization to act as a market maker in Foreign Exchange and CFD's in the UK and Europe. In November 2007, Finotec UK received such authorization from the UK Financial Services Authority ("FSA"). Such authorization was accompanied by approvals from the other European countries allowing Finotec UK to offer cross-border investment services within their borders.

In the US, Finotec USA, Inc., incorporated under the laws of Delaware, for the purpose of obtaining the necessary authorization from the National Futures Association (NFA)to act as a market maker in Foreign Exchange in the US.

In Poland, Finotec Trading Polska S. A., for the purpose of obtaining the necessary authorization to act as a market maker in Foreign Exchange and CFD's in Poland and Eastern Europe. As a result of the FSA approval received by Finotec UK, and the accompanying approvals in other European countries, including Poland, the Company decided to discontinue the authorization process in Poland and is currently planning to dissolve or sell this subsidiary.


 Customers can open accounts with Finotec Trading UK Ltd. by several methods;

     1.   Directly with Finotec Trading UK Ltd.
     2. Via affiliates and Introducing Brokers ("IB's") that sign commission sharing agreement Finotec Trading UK Ltd.

As part of its code of conduct, all customer monies are segregated in custodian accounts which have been set up in the United Kingdom and various other countries.

Since its inception Finotec has secured a number of IB contracts, with investment houses, financial institutions and high wealth individuals. Finotec's website and trading system may be accessed on www.finotec.com. The system also provides a `demo' trading system and an e-learning center that may be accessed by registering on the website.

     On August 9, 2001 (the "Merger Date"), Finotec Group, Inc., formerly Online International Corporation ("Finotec Group"), a Nevada corporation without significant operations, acquired all of the outstanding shares of Finotec Ltd. ("Finotec Ltd.") (formerly Priory Marketing Ltd.), an Isle of Man company. The transaction was effected by the issuing of 21,500,000 shares of Finotec Group common stock to the stockholders of Finotec Ltd. This resulted in the former Finotec Ltd. stockholders owning approximately 61.5% of the outstanding shares of Finotec Group. For financial reporting purposes, the transaction was recorded as a recapitalization of Finotec Ltd., with Finotec Ltd. receiving the $1,320,363 net assets (assets of $1,404,636, less liabilities of $84,273) of Finotec Group as a capital contribution. Finotec Ltd. is the continuing surviving entity for accounting purposes, but is adopting the capital structure of Finotec Group, which is the continuing parent entity for legal purposes. All references to common stock have been restated to reflect the equivalent number of Finotec Group shares.

     Finotec Ltd. was formed in December 2000, at which time it acquired 99.7% of the outstanding stock of Forexcash Global Trading Ltd. ("Forexcash"), an Israeli corporation, which had been incorporated on June 23, 1998. This transaction is treated as a recapitalization of Forexcash with Forexcash as the continuing accounting entity and Finotec Ltd. as the continuing parent for legal purposes.

          The Company currently develops, through its subsidiaries, markets and operates a software system delivering foreign exchange, commodities, and futures
(CFDs) investment services to the public through the Internet. The Company also operates an Internet-based brokerage firm for institutional, professional and serious active individual traders in the financial instruments markets, especially foreign currency and CFDs. The Company offers an electronic trading platform which seamlessly integrates strategy trading tools, historical and streaming real-time market data, and direct-access order-routing and execution. In addition, the Company operates an internal risk management module that guides the Company as to when to hedge positions or not and systems that provide real time management of equity positions and margin requirements. The Company also acts as a market maker.

     Under our business model, we seek recurring revenues mainly by offering, through use of a software system developed by its subsidiary, Forexcash, online real-time trading in financial instruments. Forexcash is a front and back office market maker application for online real-time trading in financial instruments. We use our capabilities to provide strategy trading tools, and the unique quality and functionality of those tools attracts our target customer base of institutional, professional and serious active individual traders. We market our services primarily through our subsidiaries who operate call centers and Internet sites. The Company also intends to promote white-label systems directly to financial institutions such as commercial banks. We also provide training in online trading.

     With the proliferation of powerful and efficient direct-access online brokerage services, the increased accessibility to market data, and the rapidly-growing capabilities of the Internet, we believe that serious, active traders, professional and non-professional, are demanding powerful, Internet-based, real-time strategy all-in-one trading platforms that are seamlessly integrated with the best-available order execution technology and include analytical tools which support the design and testing of custom trading strategies.

     To achieve profitability, the Company needs to aggressively market its services. Included in its marketing strategy is the targeting of introducing brokers ("IBs") and affiliates to develop a distribution network with the Company as well as advertising campaigns by affiliates. The Company also aims to reach a broader customer base and intends to offer a wider array of financial products. We also intend to consistently improve our system and implement new features and protocols. The Company is currently recruiting institutional sales representatives to increase the Company's network of affiliates and IBs.



The Company currently has subsidiaries in Cyprus, the U.K. and Israel that are engaged in the marketing of Finotec products in these territories. The business model for the Company envisions the opening of additional subsidiaries in other countries. The Company intends for these subsidiaries to provide the Company's services in the respective countries in which they are located. The Company may raise financing in the upcoming year in order to finance the opening of new subsidiaries in additional countries.


RESULTS OF OPERATIONS

     Our current expense levels are based upon our expectations concerning future revenue. However, such revenue levels cannot be guaranteed. Thus, quarterly revenue and results of operations are difficult to project.

OVERALL

     Net gain from foreign currency future operations was $6,984,544, for the year ended January 31, 2008. There were net gains of $7,879,517 from foreign currency future operations for the year ended January 31, 2007. This decrease of $894,973 is attributable primarily to decreased spreads (commissions) on many transactions despite an increase in trading volume.


OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials. The Company's subsidiary, Forexcash Global Trading, Ltd., owns all intellectual property rights relating to our business. Research and development expenses were $297,800 for the year ended January 31, 2008, and $114,077 for the year ended January 31, 2007, an increase of $183,723. This increase was due to the continuing development of the Company's business.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, information technology employees; telecommunications; rent; marketing; other facility expenses; and insurance. General and administrative expenses were $6,565,144 for the year ended January 31, 2008, and $5,726,476 for the year ended January 31, 2007, an increase of $838,668 due primarily to the Company's continuing development of its business, significant increase in the number of employees and the acquisition of new computers, new offices, office furniture and equipment.

Liquidity and Capital Resources

     The Company's cash balance increased by $3,640,520 from a cash balance at January 31, 2007 of $5,494,944 to $9,135,464 at January 31, 2008. The increase is primarily attributable to an increase in cash provided by operating activities offset by cash used in financing activities and cash used in investing activities.


Net cash provided by operating activities amounted to $4,123,066 for the year ended January 31, 2008, while net cash provided by operating activities was $2,743,534 for the year ended January 31, 2007, an increase of $1,379,534. The increase in net cash provided by operating activities primarily resulted from an increase in net profits and an increase in customers deposits.

Net cash used in investing activities for the year ended January 31, 2008, was $451,655 while it was $281,498 used in investing activities for the year ended January 31, 2007, an increase of $170,157. The cash used in investing activities for the year ended January 31, 2008, primarily resulted from the acquisition of property and equipment.

The Company had cash provided in financing activities of $ 3,186 during the year ended January 31, 2008 compared to net cash used in financing activities of $132,798 during the year ended January 31, 2007, a decrease of $135,984. This decrease primarily reflects the purchase of treasury shares by the Company in 2006.

     Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy its cash requirements until early June 2008, assuming monthly expenses of the Company at $950,000 and no revenue generation by the Company. In April 2008, due to lower-than-expected revenues, the Company laid off approximately 15% of its employees and engaged in other cost-cutting measures. Such action may have a material adverse effect on the Company's operations and results. The Company intends to try to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

     Until required for operations, Finotec's policy is to invest its cash reserves in bank deposits.

Finotec expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Finotec's control.



Item 7. Financial Statements and Supplementary Data

                               FINOTEC GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            JANUARY 31, 2008 AND 2007

                  CONTENTS


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


     Statements of Cash Flows                                           F-5


     Notes to Consolidated Financial Statements                       F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
and Stockholders
Finotec Group, Inc.

We have audited the accompanying consolidated balance sheet of Finotec Group, Inc. as of January 31, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of January 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States.






Gvilli & Co.  c.p.a

April 27, 2008
Caesarea, Israel

                                                                                                                 FINOTEC GROUP, INC.

                                                                                                          CONSOLIDATED BALANCE SHEET
====================================================================================================================================

AS OF JANUARY 31, 2008
-------------------------------------------------------------------------------------------------------------------
A S S E T S

Current Assets
   Cash and cash equivalents                                                                   $9,135,591
   Marketable securities                                                                          486,152
   Prepaid and other current assets                                                               293,561
-------------------------------------------------------------------------------------------------------------------
                Total Current Assets                                                            9,915,304

   Property and equipment, net                                                                    729,532
   Forward transaction Hedging                                                                    354,100
-------------------------------------------------------------------------------------------------------------------

                Total Assets                                                                  $10,998,936
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short term bank credit                                                                          22,493
   Accounts payable and accrued expenses                                                          945,151
   Customers' accounts                                                                          6,151,755
   Forward transaction-Customers and Hedging                                                      546,578
-------------------------------------------------------------------------------------------------------------------
                Total Current Liabilities                                                       7,665,977
   Accrued severance payable                                                                      188,158

-------------------------------------------------------------------------------------------------------------------
                Total Liabilities                                                               7,854,135
-------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
  Authorized, 65,516,224 shares issued, and outstanding                                            70,892
  Treasury shares, at cost - 2,478,500 shares                                                    (156,513)
  Additional paid-in-capital                                                                    1,545,378
  Accumulated income                                                                            1,844,960
  Accumulated other comprehensive loss                                                           (159,916)
-------------------------------------------------------------------------------------------------------------------
                Total Stockholders' Equity                                                      3,144,801
-------------------------------------------------------------------------------------------------------------------
                Total Liabilities and Stockholders' Equity                                    $10,998,936
===================================================================================================================

Didier Essemini -_________________________              Chairman of the Board of Directors, Chief Financial Officer


See accompanying notes to consolidated financial statements.

                                                                                                                 FINOTEC GROUP, INC.

                                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
====================================================================================================================================

FOR THE YEARS ENDED JANUARY 31,                                             2008                    2007
-------------------------------------------------------------------------------------------------------------------
Revenues
  Net gain from foreign currency future operations                   $ 6,984,671              $ 7,879,517

  Consulting-                                                              1,985                   11,847

 ------------------------------------------------------------------------------------------------------------------
           Total Revenues                                              6,986,656                7,891,364
 ------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Selling, general and administrative                                    708,008                  499,644
  Salaries                                                             2,146,560                2,127,004
  Research and development                                               387,620                  114,077
  Technology and computer                                                722,561                  149,946
  Commissions Brokers                                                   (147,691)                 481,580
  Bonuses & cash back-Withholding                                        492,729                  341,254
  Marketing                                                            1,097,674                1,279,648
  Professional fees                                                      543,388                  245,172
  Financial data                                                         192,871                  155,745
  Depreciation                                                           213,744                  120,760
  Other expense                                                          537,852                  325,723
 ------------------------------------------------------------------------------------------------------------------
           Total Operating Expenses                                    6,895,316                5,840,553
 ------------------------------------------------------------------------------------------------------------------
           Operating Income                                               91,340                2,050,811

  Other Income (Expense)
  Interest (Expense) income, net                                         452,940                  491,349
  Finance Charges                                                       (645,241)                 (53,290)
 ------------------------------------------------------------------------------------------------------------------
           Income (Loss) Before Income tax                              (192,301)                 438,059

           Income tax                                                          -                   10,000

 ------------------------------------------------------------------------------------------------------------------
           Net Income (Loss)                                          $ (100,961)             $ 2,478,870
===================================================================================================================

Weighted average number of common shares                              65,516,224               65,316,224
outstanding

===================================================================================================================

           Basic and diluted income per common share                     $(0.00)                    $0.07

===================================================================================================================

See accompanying notes to consolidated financial statements.

                                                                                                                 FINOTEC GROUP, INC.

                                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
====================================================================================================================================


FOR THE YEARS ENDED JANUARY 31, 2008  and 2007
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              Accumulated
                                                                                                other
                                                               Additional     Accumulated    Comprehensive
                                          Common stock          paid in         income          Income      Treasury      Total
                                       Shares       Amount      Capital         (loss)          (Loss)        stock
------------------------------------------------------------------------------------------------------------------------------------
Balance-January 31, 2006             34,985,241  $    34,985   $ 1,545,378  ($  532,949)   ($   24,425)                $ 1,022,989


Net Income                                                                    2,478,870                                  2,478,870


Purchase of Shares                   (2,687,500)       2,689                                               (169,814)      (167,125)


Exercise of Option                   33,018,483       33,018                                                                33,018

Foreign currency translation Income                                                                           2,485          2,485

------------------------------------------------------------------------------------------------------------------------------------
Balance-January 31, 2007             65,316,224  $    70,692   $ 1,545,378  $ 1,945,921    ($   21,940)    (169,814)   $ 3,370,237


Net Income (Loss)                                                              (100,961)                                  (100,961)


Shares issued from Treasury stock       200,000          200                                                 13,301         13,501

Foreign currency translation Income                                                           (137,976)                   (137,976)
------------------------------------------------------------------------------------------------------------------------------------

Balance-January 31, 2008             65,516,224  $    70,892   $ 1,545,378  $ 1,854,801    ($  159,916)    (156,513)   $ 3,144,801

====================================================================================================================================


See accompanying notes to consolidated financial statements.

                                                                                                        FINOTEC GROUP, INC.

                                                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

===========================================================================================================================
FOR THE YEARS ENDED JANUARY 31,                                               2008                    2007
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net Income (Loss)                                                        (100,961)              2,478,870

Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities
     Depreciation                                                            276,498                 107,006

Changes in Operating Assets and Liabilities
(Decrease)increase in marketable securities                                1,171,250              (1,096,903)
Decrease(Increase) in prepaid                                               (191,903)                166,835
and other current assets
Decrease(Increase) in account payable                                        202,265                 209,999
and accrued expenses
Increase in income taxes payable                                                   -                  10,000
Increase in customers' accounts                                            2,083,599               1,343,710
Increase (Decrease)in other current liabilities                              262,940                 (52,024)
Forward transaction                                                          541,296                (348,818)
(Decrease)  in due to stockholder                                                  -                 (52,131)
(Decrease)  Increase in accrued severance payable                             83,882                 (23,010)
---------------------------------------------------------------------------------------------------------------------------
         Net Cash Used in Operating Activities                             4,328,866               2,743,534
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Acquisition of property and equipment                                   (605,866)               (281,498)
    Selling of fixed Assets                                                   40,937                       -
---------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Investing Activities                        (564,929)               (281,498)
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Short term bank credit                                                     1,185                  21,308
    Repayment of loan payable                                                      -                 (20,000)
    Proceeds from treasury shares                                             13,501                  35,707
    Purchases of treasury shares                                                   -                (169,813)
---------------------------------------------------------------------------------------------------------------------------
    Net Cash (Used in) Provided by Financing Activities                       14,686                (132,798)
---------------------------------------------------------------------------------------------------------------------------
Effect of Foreign Currency Translation                                      (137,976)                  2,485
---------------------------------------------------------------------------------------------------------------------------
           Net (Decrease) Increase in Cash
             and Cash Equivalents                                          3,640,647               2,331,723

Cash and Cash Equivalents - Beginning of Year                              5,494,944               3,163,221
---------------------------------------------------------------------------------------------------------------------------
           Cash and Cash Equivalents - End of Year                         9,135,591              $5,494,944
===========================================================================================================================
Supplemental Disclosure of Cash Flow Information
    Cash paid during the year for income taxes                                     -                       -
===========================================================================================================================
    Cash paid during the year for interest, net                           $   40,873              $    3,795
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

     Risk Management
                           These Finotec Group activities give rise to risks which are monitored and managed as follows:

                           Credit risk
                           Clients are required to deposit cleared funds as margin before they can trade. If the client margin falls below the minimum required to maintain a position, they will be notified that they are on margin call and can only reduce their positions or provide additional funds. At any time the client is on margin call, the company may, at its discretion, liquidate some or all of that client's positions in order to bring them back into line with their margin requirements.

                           The company also has potential credit risk exposure to market counterparties with which it hedges and with banks. The company has a defined risk appetite for exposure to each market counterparty and bank to which it has credit exposure.

                           Liquidity risk
                           The company has significant net cash balances as at the balance sheet date and continually monitors its capital adequacy.

                           Foreign currency risk
                           The company has financial instruments which are denominated predominantly in US dollars. The gains and losses arising from the company's exposure are recognised in the profit and loss account.

                           Market price risk
                           Market risk arises from open contracts with customers and counterparties. Exposure to market risk is closely monitored in accordance with limits and reduced through hedging.

2.   Summary of Significant Accounting Policies

     Principles of
     Consolidation         The consolidated financial statements include the
                           accounts of Finotec Inc. and its wholly owned subsidiaries, Finotec Trading, Inc. ("Finotec
                           Trading") and its owned subsidiaries Finotec Trading
                           Cyprus Ltd., Finotec USA Inc., Finotec Trading Polska
                           S.A., Finotec Trading UK Ltd, and Finotec Ltd.'s
                           99.7% owned subsidiary, Forexcash Global Trading Ltd.
                           ("Forexcash") (collectively referred to as the "Company", unless otherwise indicated). All material intercompany transactions and balances have been eliminated in consolidation.

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





     Revenue recognition
                           Finotec acts as a market maker for its customers based on the prices traded in the interbank market, and recognizes a loss or revenue both when customers close transactions in foreign currencies and also on the open customer positions showing gain or loss. When there is no Compensation inside the system with its customers, Finotec turns to other institutions to clear the contracts and recognizes a loss or revenue from actions in derivative financial instruments.

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


     Advertising Expense   The Company expenses advertising costs as incurred.
                           Advertising expenses for the years ended January 31, 2008 and 2007 amounted to $742,599 and $1,209,694, respectively.

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

    Translation of Foreign
               Currencies  Forexcash Ltd and Finotec Trading Cyprus Ltd, Finotec
                           Trading UK Ltd and Finotec Trading Polska SA Ltd are operated primarily in local currencies, which represent the functional currencies of those subsidiaries. Forexcash Ltd, Finotec Trading UK Ltd and Finotec Trading Cyprus Ltd encompass a substantial part of the Company's operations. All assets and liabilities of Forexcash Ltd., Finotec Trading Cyprus Ltd., Finotec Trading UK Ltd and Finotec Trading Polska SA Ltd were translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense amounts were translated at average exchange rates during the year. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders' equity.

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


     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the years ended January 31, 2008 and 2007, because the effect of these securities is antidilutive.

     Comprehensive
     Income SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. As of January 31, 2008 foreign currency translation adjustments were the only items of other comprehensive income for the Company.

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

2.   Summary of Significant Accounting Policies
                                    (Continued)

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

Marketable Securities      Available-for-sale securities are carried at fair
                           value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. As of January 31, 2008 the market value of the security equals its cost.


3.   Property and
     Equipment             Consist of the following:

                           As of January 31, 2008
                           -----------------------------------------------------------
                           Computer equipment                               $  812,028
                           Purchased software                                  240,985
                           Office furniture and equipment                      171,654
                           Leasehold improvements                              120,221
                           Vehicles                                             70,145
                           -----------------------------------------------------------
                             Total Property and Equipment at Cost            1,415,033
                           -----------------------------------------------------------
                           Less accumulated depreciation and amortization      685,501
                           -----------------------------------------------------------
                             Property and Equipment - Net                   $  729,532
                           ===========================================================

4.   Related Party
     Transactions/Loans    Finotec Inc. is a holding Company which operates via
                           its wholly owned subsidiaries and their subsidiaries.
                           Within the Group there are various inter-company agreements setting out the different undertakings of the companies and the commissions paid in such transactions.

                           The Company has in place, from time to time, inter-company loans which are granted at interest rates which the Company believes reflect market conditions at such time.


5.   Due to Stockholder    The amount due to stockholder consists primarily of
                           unpaid compensation.

6.   Stock Options and Awards     In April of 2003, the Board of Directors of
                           Finotec Group, Inc. (the "Company") approved a resolution to provide for the automatic grant to Didier Essemini, the Chief Executive Officer of the Company, of a stock option award of 33,018,483 shares of Common Stock. On March 17, 2004, the shareholders of the Company voted to approve the grant to Didier Essemini, the Chief Executive Officer of the Company, of stock options for 33,018,483 shares of Common Stock. The Registrant awarded Mr. Essemini 33,018,483 options to purchase common stock at an exercise price of $0.001 per share. On January 27, 2007 Mr. Essemini exercised the options for 33,018,483 shares of Common Stock of the Company.

                           During the year 2007, 200,000 shares were issued to an outside legal advisor as partial payment for legal services rendered in connection with the filing of a registration statement by the Company.


7.   Derivative Financial
         Instruments       Derivative financial instruments consist of the
                           Company's forward foreign exchange currency contracts, which are agreements to exchange specific amounts of currencies at a future date, at a specific rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange risk management needs of the Company's clients. The major risk associated with this instrument is that foreign exchange rates could change in an unanticipated manner, resulting in a loss in the underlying value of the instrument. The Company mitigates this risk by using hedging techniques that limit the exchange rate exposure. As the Company accounts for the foreign exchange contracts as fair value hedges (per FASB No. 133), all gains and losses are recognized in earnings and the fair value of the instruments are reported as other assets/liabilities on the consolidated balance sheet. During the year ended January 31, 2008 the Company recognized gains in an amount of $199,233 from its forward foreign currency contracts. As of January 31, 2008, the Company has entered into a number of forward foreign exchange currency contracts that were hedged in February, 2008. The Company recognized a gain of approximately $43,523 on these contracts, during the first quarter of fiscal 2008.


8.   Legal Proceedings     In May, 2004, the Tel-Aviv Stock Exchange Ltd. ("the
                           Stock Exchange") submitted a claim against the Company for a permanent and temporary restraining order to prevent the Company from using the Tel-Aviv
                           25 Index and/or any other index owned by the Stock
                           Exchange as part of the Company's online trading at its website. The Company claimed that the Stock
                           Exchange does not have copyrights regarding the indexes and that it did not mislead the public in any way. The Company answered the claim for a temporary restraining order, and in June, 2004, the Court accepted the Company's claim. In August, 2005, the Stock Exchange appealed to the Supreme Court, and thereafter the Company submitted its response to the appeal. The Supreme Court accepted the company's claim. A preliminary hearing was held in March 2008 with another preliminary hearing in the case scheduled for June 2008. Management does not expect this claim to have a material effect on the Company's financial position or results of operations.

                           In November 2007 a Finotec customer filed a claim for approx NIS 152 thousands for alleged trading profits the company cancelled. The company claimed there was no basis for the claim and the source of these alleged profits was an error in the computer system. At the suggestion of the court the claim was settled in March 2008 with the company making an NIS 25 thousand payment to the customer.


                           In February 2008, a shareholder of the Company filed a claim against the Company in the District Court of Clark County, Nevada, relating to the requirement by the Company's transfer agent, Standard Register and Transfer Company that such shareholder provide collateral in order to replace a stock certificate that shareholder claims to have lost. The shareholder claims that the Company has instructed its transfer agent to require a high amount of collateral and that he has suffered losses which exceed $952,500. Management does not expect either claim to have a material effect on the Company's financial position or results of operations.


9.   Commitments           Forexcash Ltd., and Finotec Trading Cyprus Ltd and
                           Finotec Trading UK Ltd. lease their office space facilities on a month-to-month basis. Rent expense for the years ended January 31, 2008 and 2007 amounted to $204,340 and $99,500, respectively.


10.  Income Taxes          Realization of the future tax benefits related to the
                           deferred tax assets is dependent on many factors including the Company's ability to generate taxable income within the net operating loss carryforward period. The Company has provided a valuation allowance for the full amount of its net deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset.


11.   Subsequent Events    A subsidiary company has submitted an application for
                           registration in the U.S. with the National Futures
                           Associations (NFA). If approved, this registration will make it more attractive to do business with the Company and increase the potential for the Company to do business in the U.S. market.

                           See Note 9 regarding legal proceedings.

PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure for the year ended January 31, 2008.


Item 8A. Controls and procedures

(a)  Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer (who also serves as the Chief Financial Officer), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of January 31, 2008. Based upon this evaluation, the Chief Executive Officer (who also serves as the Chief Financial Officer) has concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2008 due to the material weaknesses in internal control over financial reporting as described below.


        Management's Report on Internal Control Over Financial Reporting

 Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness represents a significant deficiency (as defined in the Public Company Accounting Oversight Board's Auditing Standard No. 5), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of January 31, 2008 based on the framework published by the Committee of Sponsoring Organizations of the Tread way Commission, Internal Control -- Integrated Framework. Management has identified the following material weaknesses in the Company's internal control over financial reporting as of January 31, 2008.

Material weaknesses identified in Finotec Group, Inc:

Entity Level Controls:
----------------------
     o    The Audit Committee is inactive.
     o    There is no internal audit function.
     o Management does not perform a periodic check of the access rights of all users to ensure that their access is suitable to their positions and functions.

Remediation Plan:
-----------------
     o    The Audit Committee will be activated.
     o    The Company will implement an internal audit function.
     o The CFO will extract from the information system an access list for all employees and ensure that each function, screen and field is suitable to the employee's job description.
     o    The CFO will ensure that the access rights are adequately segregated.

Financial Statements:
---------------------
     o The CFO does not use a clearly defined timeline and closing procedure checklist each quarter.
     o The CFO does not use a period-end and a consolidation checklist to ensure all closing and consolidation procedures are performed.
     o Lack of documentation at the financial statement preparation process creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
-----------------
     o The CFO will use a clearly defined timeline and closing procedure checklist each quarter and will distribute the list to the relevant employees
     o The CFO will ensure that all steps on the timeline have been completed each quarter.
     o The CFO will use a period-end and a consolidation checklist to ensure all closing and consolidation procedures were performed.
     o The Company will retain evidence of all the controls performed in the financial statement preparation process.

Treasury and Cash Management:
-----------------------------
     o The CEO can sign checks for an unlimited amount, with no second signature required.
     o Lack of documentation in the Treasury and Cash Management process creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
     o All material financial transactions with 3rd parties will be authorized by two authorized signatories of the Company, such as the CEO and the CFO.
     o The Company will retain evidence of all the controls performed in the process.

Revenue:
--------
     o Lack of documentation in the Order to Cash process creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
     o The Company will retain evidence of all the controls performed in the process.

Human Resources & Payroll:
--------------------------
     o Lack of documentation in the human resources and payroll processes creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
     o The Company will retain evidence of all the controls performed in the process.

Information Technology:
-----------------------
     o The passwords of accounts with privileged access are not limited or unique.
     o The Company does not have permission and access right table specifying group authorizations. Some employees have more authorizations than their role definition. There is no authorization procedure.
     o The same read-only password is valid for all the IT employees. There is no requirement to change the password within a limited period of time.
     o The Company does not have password complexity procedure. User passwords do not require any complexity, and there is no requirement for password change.
     o    Segregation of duties is inadequate.
     o No Formal system development, acquisition and program change policies and procedures exist for development/acquisitions of new systems and changes to existing systems.
     o    The developers have access to the production.

Remediation Plan:
     o    Users and passwords will be unique and limited to all the systems.
     o The Company will examine and minimize user rights and will prepare permissions table and access rights that includes group permissions and prepare access to programs and data procedures.
     o The Company will apply a different user id/password for every employee. The Company will document each request and authorization. The Company will set an expiration date to each password upon creation.
     o The Company will prepare "Access to Programs and Data" procedure. Passwords to the database will be managed and complex.
     o The Company will create a formal position for Information Security role. IT manager and IT Security roles will be held by different employees. Development and testing will carried out by different employees. The Company will create a formal position for quality assurance manager is necessary.
     o The Company will write a methodology for system development, acquisitions and change management.
     o The Company will prevent the developers from accessing the production environment.

Item 9.  Directors, Executive Officers, Promoters, and Control Persons.

The officers of the Company are as follows:

NAME                              POSITION(S)               TERM OF OFFICE
Didier Essemini (36)       President, Chief Financial         1 year
                               Officer, Director
Guy Senbel (55)            Secretary, Director                1 year
Gil Ovadia (42)                     Director                  1 year
Victor Essemini (62)                Director                  1 year
Albert Layani (67)                  Director                  1 year



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

Victor Essemini

     Mr. Essemini has extensive experience in human resources management, as manager of a medical analysis laboratory for 20 years and management of the analysis department of the largest laboratory in Paris Laboratoire Deloy. Mr. Victor Essemini is the father of Mr. Didier Essemini.

Albert Layani

     Mr. Layani was the founder of one of the largest textile distribution store chains in France with 92 stores in France and another 26 stores in Israel under the brand names Fly and Makin. Mr. Layani is the father-in-law of Mr. Didier Essemini.



Code of Conduct

The Company has adopted a Code of Conduct for its employees which will be made available, without charge, upon written request to ir@finotec.com.



ITEM 10. MANAGEMENT REMUNERATION

     The following table sets forth the compensation paid during the fiscal year ended January 31, 2008, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2007.

                                         Annual  Compensation                  Awards                   Payouts
                               -------------------------------------  -------------------------   -------------------
                                                              Other                                             All
                                                              Annual   Restricted    Securities                Other
                                                             compen-     Stock      Underlying      LTIP      Compen-
                                                             sation     Award(s)    Options/SAR    Payouts     sation
Name and Principal Position    Year   Salary ($)  Bonus ($)    ($)        ($)          (#)          ($)         ($)
---------------------------    ----   ----------  ---------  -------  ------------  ------------  ---------  --------
Didier Essemini
President,                     2007   $227,338    $37,702      -0-        -0-           -0-          -0-        -0-
Director


Guy Senbel
Director                       2007      -0-         -0-       -0-        -0-           -0-         -0-        -0-


Gil Ovadia
Director                       2007      -0-         -0-       -0-        -0-           -0-         -0-        -0-
Victor Essemini                          -0-         -0-       -0-        -0-           -0-
Albert Layani                            -0-         -0-       -0-        -0-           -0-

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


     The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of January 31, 2008, by
(i) each Director of the Company, (ii) each executive officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.

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

(1) Percentage of ownership is based on 65,315,741 shares of Common Stock issued and outstanding as of January 31, 2008.



BENEFICIAL OWNERS OF OVER 5%
----------------------------

Gan Paradis Ltd. owns 6,115,000 unregistered Shares or 9% of the Company.

Registered Office
Kings Court
PO Box N-3944
Bay Street
Nassau, Bahamas

Director
Allistair Matthew Cunningham


3,057,500 of Didier Essemini's 36,175,983 shares consist of his 50% ownership of Gan Paradis Ltd.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS


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

CERTAIN  BUSINESS  RELATIONSHIPS

       In January, 2003 the Company borrowed $30,000 from Dunleigh Investments Limited, a company whose shareholder is also a shareholder in Finotec Inc. The loan bears interest at the rate of 4% and is payable on demand. The loan was repaid by the Company.


     There have been no other material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest other than as listed in this Form 10KSB.

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



DATE: April 29, 2008                   By: /s/ Didier Essemini
                                            -------------------
                                            Didier Essemini
                                            President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature               Title                                     Date


/s/ Didier Essemini
-------------------
Didier Essemini         President, Chief Financial Officer
                        and a Director                         April 29, 2008

/s/ Guy Senbel
--------------
Guy Senbel              Secretary and a Director               April 29, 2008

/s/ Gil Ovadia
--------------
Gil Ovadia                   Director                          April 29, 2008

/s/ Albert Layani
-----------------
Albert Layani                Director                          April 29, 2008

/s/ Victor Essemini
-------------------
Victor Essemini              Director                          April 29, 2008