Form 10QSB
period 2008-04-30
FINOTEC GROUP INC
filed 2008-06-19
CIK 831378

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                      for the quarter ended April 30, 2008

                        Commission file number 033-20966
                        --------------------------------

                               Finotec Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in Its charter)

               Nevada                                       76-0251547
   ----------------------------                        ----------------
   (State or other jurisdiction                        of (IRS Employer
  Incorporation or Organization)                      Identification No.)


               228 East 45 Street, Suite 1801, New York, NY 10017
               --------------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone number, including area code 718-513-3620

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

  Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 69, 864,048 Common Series
                                0.001 par value

                   Documents incorporated by reference: None.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets
         April 30, 2008 and January 31, 2008 ..................................4

         Consolidated Statements of Operations
         Three months ended
         April 30, 2008 and 2007 ..............................................5



         Notes to Consolidated Financial Statements ........................7-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................11

Item 3T  Controls and Procedures..............................................20


PART II.         OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................22

Item 2.  Changes in Securities and Use of Proceeds ...........................22

Item 3.  Submission of Matters to a Vote of Security Holders .................23

Item 4.  Exhibits and Reports on Form 8-K ....................................23

      Signature ..............................................................23

                               FINOTEC GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                 APRIL 30, 2008


                                                             FINOTEC GROUP, INC.

                                                                        CONTENTS

================================================================================


Consolidated Financial Statements:

       Balance Sheets - April 30, 2008 (Unaudited) and January 31, 2008        4


       Statements of Operations - Three Months Ended April 30, 2008 and
       2007 (Unaudited)                                                        5


       Statements of Cash Flows - Three Months Ended April 30, 2008 and
       2007 (Unaudited)                                                        6


       Notes to Consolidated Financial Statements (Unaudited)             7 - 10

                                                             FINOTEC GROUP, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                                    April 30, 2008
                                                                      (Unaudited)            January 31, 2008
-----------------------------------------------------------------------------------------------------------


A S S E T S
Current Assets
     Cash and cash equivalents                                          $6,561,749              $ 9,135,591
     Marketable securities                                                       0                  486,151
     Prepaid and other current assets                                      326,319                  293,562
-----------------------------------------------------------------------------------------------------------
                  Total Current Assets                                   6,888,068                9,915,304

     Property and equipment, net                                           839,226                  729,532
     Forward transaction hedging                                             5,429                  354,100
-----------------------------------------------------------------------------------------------------------

                  Total Assets                                          $7,732,723              $10,998,936
===========================================================================================================



  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Short-term bank credit                                                213,476                   22,493
     Accounts payable and accrued expenses                               1,124,828                  945,151
     Customers' deposits                                                 5,606,614                6,151,755
     Accrued severance payable                                             198,913                  188,158
     Forward transaction-Customers and Hedging                             275,038                  546,578

-----------------------------------------------------------------------------------------------------------
                  Total Liabilities, All Current                         7,418,869                7,854,135
-----------------------------------------------------------------------------------------------------------

  Stockholders' Equity
    Common stock, $.001 par value, 100,000,000 shares
    Authorized, 65,516,224 shares issued and outstanding                    70,891                   70,892
    Treasury shares, at cost - 2,487,500 shares                           (156,513)                (156,513)
    Additional paid-in-capital                                           1,545,378                1,545,378
    Accumulated other comprehensive income (loss)                          (43,431)                (159,916)
    Accumulated (Loss income)                                           (1,102,471)               1,844,960

-----------------------------------------------------------------------------------------------------------
                  Total Stockholders' Equity                               313,854                3,144,801
-----------------------------------------------------------------------------------------------------------


                  Total Liabilities and Stockholders' Equity            $7,732,723              $10,998,936
===========================================================================================================


See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


    FOR THE THREE MONTHS ENDED APRIL 30,                                                2008              2007
    -------------------------------------------------------------------------------------------------------------

   Revenues
     Net (Loss) Income from Foreign Currency Future Operations                        $(412,776)      $1,125,684
     Consulting                                                                             976              374
    -------------------------------------------------------------------------------------------------------------
              Net income (loss)                                                        (411,800)       1,126,058
    -------------------------------------------------------------------------------------------------------------

   Operating Expenses
      Selling, general and administrative                                               328,165          126,944
      Salaries                                                                          835,008          489,347
      Research and development                                                          109,655          120,875
      Technology and computer                                                           197,668           64,280
      Commissions brokers                                                                34,421         (355,642)
      Bonuses & cash back-withholding                                                    89,257           24,649
      Marketing                                                                         595,923          128,073
      Professional fees                                                                 195,791           48,830
      Financial data                                                                     79,305           59,071
      Depreciation                                                                       49,307           49,459
      Other expense                                                                     169,269          137,662
    -------------------------------------------------------------------------------------------------------------
              Total Operating Expenses                                                2,683,769          893,548
    -------------------------------------------------------------------------------------------------------------

              Operating (Loss) Gain                                                  (3,095,569)         232,510

   Other Income (Expense)
     Interest income, net                                                               158,777          277,715
     Financing (expense)                                                                (10,639)        (298,635)
    -------------------------------------------------------------------------------------------------------------
              Other Income (Loss)                                                       148,138          (20,920)

     Income tax                                                                               -                -
    -------------------------------------------------------------------------------------------------------------

    -------------------------------------------------------------------------------------------------------------
              Net (Loss) Income                                                      (2,947,431)         211,590
    ============================================================================================================

     Weighted average number of
       Common shares outstanding                                                     65,516,224       65,315,741
    ============================================================================================================

     Basic and diluted income (loss) per common share                                   $0.00             $0.02
    ============================================================================================================
    * Less than $.01 per share.

    See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


FOR THE THREE MONTHS ENDED APRIL 30,                                                    2008              2007
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                               $(2,947,431)        $211,591

Adjustment to Reconcile Net Income (Loss) to
   Net Cash (Used in) Provided by Operating Activities
      Depreciation                                                                      (49,306)          49,458
Changes in Operating Assets and Liabilities
    Decrease (Increase) in prepaid and other current assets                             (32,756)          27,022
    Decrease in accrued expenses                                                         (7,364)         (23,836)
    Increase in forward transaction                                                     348,671         (381,370)
    Increase in customers' deposits                                                    (545,141)         601,303
    (Decrease) increase in other current liabilities                                    187,039           52,474
    Increase (Decrease) in Compensation reserve                                          10,755          (35,688)
    (Increase) Decrease in marketable securities                                        486,151           40,930
    Increase (Decrease) in payable forward Hedging Trs\optior                          (271,540)               -
    Increase in payable forward clients Trs/option                                           -             2,953
-----------------------------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Operating Activities                         (2,820,922)         544,837
-----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Acquisition of property and equipment                                               (60,389)        (102,131)

-----------------------------------------------------------------------------------------------------------------
           Net Cash Used in Investing Activities                                        (60,389)        (102,131)
-----------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Repayment of loan payable                                                                                  -
    Short term bank Credit                                                              190,983           55,963
-----------------------------------------------------------------------------------------------------------------
         Net Cash (Used in) Provided by Financing Activities                            190,983           55,963

Effect of Foreign Currency Translation                                                  116,485          (56,627)
-----------------------------------------------------------------------------------------------------------------
           Net (Decrease) Increase in Cash and Cash Equivalents                      (2,573,843)         442,042

Cash and Cash Equivalents - Beginning                                                 9,135,591        5,494,944
-----------------------------------------------------------------------------------------------------------------
=================================================================================================================
           Cash and Cash Equivalents - Ending                                        $6,561,748       $5,936,986


Supplemental Disclosure of Cash Flow Information
=================================================================================================================
Cash paid during the period for income taxes                                                  -                -

See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


1.   Summary of Significant Accounting Policies

     Interim Financial
     Information              The accompanying unaudited consolidated financial
                              statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January
                              31, 2008. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at April 30, 2008, and the results of their operations and their cash flows for the three months ended April 30, 2008 and April 30, 2007. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

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

                              Shares in Finotec began trading on the Over the Counter Bulletin Board listings. (OTCBB: FTGI).

                              Finotec Group's United Kingdom subsidiary, Finotec Trading UK Limited, has been authorized by the UK's Financial Services Authority (FSA) to act as a Market Maker, as defined by the FSA, in the United Kingdom. As of November 9, 2007, Finotec Trading UK Limited, is approved by the FSA as a Market Maker and Principal, and thus Finotec Trading UK Limited, may now offer UK clients certain regulated investment instruments such as Commodity Futures, Commodity options and options on commodity futures, Contract for Differences, Futures, Options, Rights to or interests in investments, Rolling spot forex contracts, and Spread Bets.

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

                                                             FINOTEC GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================



1.   Summary of Significant Accounting Policies (Continued)



     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
                              (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three months ended April 30, 2008 and 2007, because the effect of these securities is antidilutive.

     Marketable Securities    Marketable securities consist principally of
                              corporate stocks. Management has classified the Company's marketable securities as available for sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. As of April 30, 2008 the market value of the security equals its cost.

2.   Property and Equipment Property and equipment consist of the following:


                           Estimated Useful     April 30, 2008     January 31,
                             Lives (Years)       (Unaudited)          2008
-------------------------------------------------------------------------------
Computer equipment                 3              $ 886,384          812,028
Purchased software                 3                255,258          240,985
Office furniture and
  Equipment                        7                256,020          171,654
Leasehold improvements            10                139,720          120,221
Vehicles                          15                 73,862           70,145
--------------------------------------------------------------------------------
    Total Property and
      Equipment at Cost                           1,611,244        1,415,033
Less accumulated depreciation
  And amortization                                  772,018          685,501
--------------------------------------------------------------------------------
    Property and Equipment - Net                  $ 839,226        $ 729,532
================================================================================

                                                             FINOTEC GROUP, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


3.   Comprehensive
     Income (Loss)            The Company's comprehensive income (loss) is
                              comprised of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) for the three months ended April 30, 2007 and 2006 is as follows:

                                                       Three Months Ended
                                                           April 30,
                                                   2008                 2007
-------------------------------------------------------------------------------
Comprehensive income (loss)
  Net income (loss)                             (2,947,431)            211,591
  Foreign currency translation                     116,485              (56,627)
--------------------------------------------------------------------------------
Comprehensive Income (Loss)                    $(2,830,946)           $154,964
================================================================================

4.   Legal Proceedings        In May, 2004, the Tel-Aviv Stock Exchange Ltd.
                              ("the Stock Exchange") submitted a claim against the Company for a permanent and temporary restraining order to prevent the Company from using the Tel-Aviv 25 Index and/or any other index owned by the Stock Exchange as part of the Company's online trading at its website. The
                              Company claimed that the Stock Exchange does not have copyrights regarding the indexes and that it did not mislead the public in any way. The Company answered the claim for a temporary restraining order, and in June, 2004, the Court accepted the Company's claim. In August, 2005, the Stock
                              Exchange appealed to the Supreme Court, and thereafter the Company submitted its response to the appeal. The Supreme Court accepted the company's claim.
                              A preliminary hearing was held in March 2008 with another preliminary hearing in the case scheduled for June 2008. Management does not expect this claim to have a material effect on the Company's financial position or results of operations.

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

     SUBSEQUENT EVENT         On June 16, 2008, the Company entered into
                              definitive agreements for the sale of 4,347,824 shares of Common Stock at a price of $0.23 per share. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 10,000,000 shares of Common Stock at an exercise price of $0.50 per share. Four investors subscribed to the investment. The shares of Common Stock sold in the private placement offering have not been registered and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed in mid-June 2008.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2008 AND 2007

NET GAINS (LOSSES) FROM FOREIGN CURRENCY  FUTURE  OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net losses from foreign currency future operations were $411, 800 for the three months ended April 30, 2008, as compared to a net gain from foreign currency future operations of $1,126,058 for the three months ended April 30, 2007. This decrease of $1,537,858 is attributable to a variety of factors, including the general global downturn in the financial markets, client reactions to market uncertainties, an increase in customer withdrawals during the quarter as well as technical problems with the Company's internal hedging system.

     The Company had net losses of of $2,947,431 for the three months ended April 30, 2008, as compared to net income of $211,590 for the three months ended April 30, 2007, a decrease of $3,159,021. This decrease is primarily attributable to the factors outlined above.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended April 30, 2008 were $109,655, as compared to $120,875 for the three months ended April 30, 2007, a decrease of $11,220.


     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $328,165 for the three months ended April 30, 2008, as compared to $126,944 for the three months ended April 30, 2007. This increase of $201,221 was due largely to the establishment of the Company's London office as well as the new and larger facilities rented by the Company's subsidiary in Israel..



LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance decreased by $2,573,843 from a cash balance at January 31, 2008 of $9,135,591 to $6,561,748 at April 30, 2008. This decrease is primarily attributable to the Company's losses during the quarter ended April 30, 2008.

     Net cash used in operating activities amounted to $2,820,922 for the three months ended April 30, 2008, compared to net cash provided by operating activities of $544,838 for the three months ended April 30, 2007, a decrease of $3,365,760. This decrease is attributable to a variety of factors, including the general global downturn in the financial markets, client reactions to market uncertainties, an increase in customer withdrawals during the quarter as well as technical problems with the Company's internal hedging system.

     Net cash used in investing activities for the three months ended April 30, 2008, was $60,389 as compared to net cash used in investing activities of $102,131 for the three months ended April 30, 2007, a decrease of $41,742. This decrease primarily resulted from a decrease in the acquisition of property and equipment.

     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. Following the completion of the private placement described below, the Company will have sufficient funds to satisfy their cash requirements until late July 2008 assuming monthly expenses of the Company at $800,000 and no revenue generation by the Company. In April 2008, due to lower-than-expected revenues, the Company laid off approximately 15% of its employees and engaged in other cost-cutting measures. Such action may have a material adverse effect on the Company's operations and results.

On June 16, 2008, the Company entered into definitive agreements for the sale of 4,347,824 shares of Common Stock at a price of $0.23 per share. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 10,000,000 shares of Common Stock at an exercise price of $0.50 per share. Four investors subscribed to the investment. The shares of Common Stock sold in the private placement offering have not been registered under the Act and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement.. The transaction closed in mid-June 2008. Such funds will be used for working capital purposes and further expansion of the Company's marketing strategy.

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

During the three months ended April 30, 2008, the Company experienced a significant increase in the number of new client accounts opened as well as an increase in the level of gross new client deposits. This trend has continued into the current quarter. However, there can be no assurance that such factors will necessarily have a positive effect on future results of operations.


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

Causes of such significant fluctuations may include, but are not limited to:

     o    cash flow problems that may occur;

     o the quality and success of, and potential continuous changes in, sales or marketing strategies (which have undergone significant changes recently and are expected to continue to evolve) and the costs allocated to marketing campaigns and the timing of those campaigns;

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

          o    demand of customers to transact business on our platform;

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

OUR INDUSTRY IS INTENSELY COMPETITIVE, WHICH MAKES IT DIFFICULT TO ATTRACT AND RETAIN CUSTOMERS

     The markets for online brokerage services, client software and Internet-based trading tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services occurring in the industry. We believe that competition from large online brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market,. We believe our ability to compete will depend upon many factors both within and outside our control. These include: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; the development and support of efficient, materially error-free Internet-based systems; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts.

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

WE DO NOT HAVE A LONG OPERATING HISTORY AS AN ONLINE BROKERAGE FIRM

     We launched the Forexcash direct access online trading platform during the first quarter of 2002. Prior to that, our operations consisted mainly of developing the software and technology. Accordingly, the online brokerage business, as currently conducted, has a very short operating history. This lack of operating history, and our lack of historical profitable results, should be taken into account when evaluating our financial condition and results of operations.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER PROVIDERS OF E-COMMERCE SERVICES

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

CONCERNS REGARDING SECURITY OF TRANSACTIONS AND TRANSMITTING CONFIDENTIAL INFORMATION OVER THE INTERNET MAY ADVERSELY AFFECT OUR E-COMMERCE BUSINESS

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

OUR E-COMMERCE CAPABILITY DEPENDS ON REAL-TIME ACCURATE PRODUCT INFORMATION

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

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, AND WE MAY NOT BE ABLE TO KEEP UP WITH SUCH CHANGE IN A COST-EFFECTIVE WAY

     The e-commerce market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing technology obsolete. If we are unable to respond successfully to these developments or do not respond in a cost-effective way,our business and operations will suffer. To be successful, we must adapt to our rapidly changing market by continually improving the responsiveness, services and features of our products and services, by developing or acquiring new features to meet customer needs and by successfully developing and introducing new versions of our Internet-based e-commerce business software on a timely basis. The life cycles of the software used to support our e-commerce services are difficult to predict because the market for our e-commerce is new and emerging and is characterized by changing customer needs and industry standards. The introduction of on-line products employing new technologies and industry standards could render our existing system obsolete and unmarketable. If a new software language becomes the industry standard, we may need to rewrite our software to remain competitive, which we may not successfully accomplish in a timely and cost-effective manner.

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

     CHANGES IN THE REGULATORY ENVIRONMENT GOVERNING THE INTERNET, EITHER IN THE US OR ABROAD, COULD HAVE A SIGNIFICANT EFFECT ON OUR BUSINESS

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

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER THE INTERNET

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

ITEM 4T   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer (who also serves as the Chief Financial Officer), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of April 30, 2008. Based upon this evaluation, the Chief Executive Officer (who also serves as the Chief Financial Officer) has concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2008 due to the material weaknesses in internal control over financial reporting as described below.


(b)  Management's Report on Internal Control Over Financial Reporting

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2008 based on the framework published by the Committee of Sponsoring Organizations of the Tread way Commission, Internal Control -- Integrated Framework. Management has identified the following material weaknesses in the Company's internal control over financial reporting as of April 30, 2008.

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



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

On June 16, 2008, the Company entered into definitive agreements for the sale of 4,347,824 shares of Common Stock at a price of $0.23 per share. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 10,000,000 shares of Common Stock at an exercise price of $0.50 per share. Four investors subscribed to the investment. The shares of Common Stock sold in the private placement offering have not been registered under the Act and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement.. The transaction closed in mid-June 2008..


ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders in the quarter ended April 30, 2008.


ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(A) THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

     32.1 Section 906 certification
     32.2 Section 906 certification



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Finotec Group, Inc.
                                    Registrant

Date: June 18, 2008                 /s/ Didier Essemini
                                    --------------------------
                                    Didier Essemini
                                    Chief Executive Officer