Form 10QSB/A
period 2008-04-30
FINOTEC GROUP INC
filed 2008-06-30
CIK 831378

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)


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

                                    Finotec Group, Inc.
                                    Registrant


Date: June 30, 2008                 /s/ Didier Essemini
                                    --------------------------
                                    Didier Essemini
                                    Chief Executive Officer