Form 10QSB
period 2008-07-31
FINOTEC GROUP INC
filed 2008-09-15
CIK 831378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

for the quarter ended July 31, 2008

Commission file number 033-20966

Finotec Group, Inc.

(Exact name of registrant as specified in Its charter)

Nevada	76-0251547
(State or other jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

228 East 45 Street, Suite 1801, New York, NY 10017

(Address of principal executive offices)

Registrant's telephone number, including area code 718-513-3620

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock of $0.001 par value per share

Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 73,197,381 Common Series 0.001 par value

Documents incorporated by reference: None.

FINOTEC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2008
	(Unaudited)	January 31, 2008

ASSETS

Current Assets
Cash and cash equivalents	$8,604,294	$9,135,591
Marketable securities	0	486,151
Prepaid and other current assets	538,349	293,562
Total Current Assets	9,142,643	9,915,304

Property and equipment, net	804,441	729,532
Forward transaction hedging	2,686	354,100

Total Assets	$9,949,770	$10,998,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank credit	27,354	22,493
Accounts payable and accrued expenses	1,113,194	945,151
Customers’ deposits	7,823,115	6,151,755
Accrued severance payable	196,562	188,158
Forward transaction-Customers and Hedging	207,461	546,578

Total Liabilities, All Current	9,367,686	7,854,135

Stockholders’ Equity
Common stock, $.001 par value, 100,000,000 shares Authorized, 73,197,381 shares issued and outstanding	78,573	70,892
Treasury shares, at cost -	-	(156,513)
Additional paid-in-capital	3,381,184	1,545,378
Accumulated other comprehensive income (loss)	259,260	159,916
Accumulated (Loss income)	(3,136,933)	1,844,960

Total Stockholders’ Equity	582,083	3,144,801
Total Liabilities and Stockholders’ Equity	$9,949,770	$10,998,936

See accompanying notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	3 months		6 months
Ended July 31,	2008	2007	2008	2007

Revenues
Net gains from foreign currency future operations	1,030,959	$2,002,052	618,183	$3,127,736
Consulting	2,028	209	3,004	583
Total Revenues	1,032,987	2,002,261	621,187	3,128,319
Operating Expenses
Selling, general and administrative	256,744	245,179	584,909	372,123
Salaries	9 59,164	819,842	1,794,172	1,309,189
Research and development	97,420	121,235	207,075	242,110
Technology and computer	48,960	40,118	246,629	104,398
Commissions brokers	64,199	73,401	98,620	(282,241)
Bonuses & cash back-withholding	267,599	116,702	356,856	141,351
Marketing	564,192	132,938	1,160,116	261,011
Professional fees	174,861	131,046	370,652	179,876
Financial data	70,984	54,674	150,290	113,745
Depreciation	93,268	50,387	142,573	99,846
Exceptional	10,603	0	10,603	0
Other expense	214,805	78,283	384,074	215,945

Total Operating Expenses	2,822,800	1,863,805	5,506,569	2,757,353

Operating Income (Loss)	(1,789,813)	138,455	(4,885,382)	370,966
Other Income (Expense)
Interest income (expense), net	(115,856)	97,694	42,921	375,409
Financing income	(128,793)	(295,973)	(139,433)	(594,608)
Income (Loss) Before Income Taxes	(244,650)	(198,279)	(96,512)	(219,199)
Income tax refund	-		-	-
Net Income (Loss)	(2,034,463)	(59,823)	(4,981,983)	151,767

Weighted average number of common shares outstanding	77,545,206	34,985,241	77,545,206	65,315,741

Basic and diluted loss per common share	*	*	*	*

* Less than $.01 per share
See accompanying notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31,	2008	2007

Cash Flows from Operating Activities
Net income (loss)	(4,981,893)	$151,767

Adjustment to Reconcile Net Income (Loss) to
Net Cash Provided by (Used in) Operating Activities
Depreciation	(142,573)	49,460

Changes in Operating Assets and Liabilities
(Increase) decrease in prepaid and other current assets	(244,788)	(66,776)
Increase in accrued expenses	(49,190)	(40,389)
Increase in customers’ deposits	1,671,360	202,086
Increase in forward transaction	351,414	(22,399)
Increase in compensation reserve	8,404	(40,165)
Decrease in other current liabilities	217,233	160,142
Increase in marketable securities	486,151	(63,615)
(Decrease) increase in due to stockholder	(339,119)	-

Net Cash Provided by (Used in) Operating Activities	(3,022,999)	330,111

Cash Flows from Investing Activities
Acquisition of property and equipment	67,664	(127,468)

Net Cash Provided by Investing Activities	67,664	(127,468)

Cash Flows from Financing Activities

Short term bank Credit	4,862	113,740
Stock issuance	2,000,000	-
Net Cash (Used in) Provided by Financing Activities	2,004,862	113,740

Effect of Foreign Currency Translation	419,176	(65,740)

Net Increase in Cash and Cash Equivalents	(531,297)	250,643

Cash and Cash Equivalents – Beginning	9,135,591	5,494,944

Cash and Cash Equivalents - Ending	8,604,294	$5,745,588

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	-	-

See accompanying notes to consolidated financial statements.

FINOTEC GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Interim Financial
Information
The accompanying unaudited consolidated financial statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 31, 2008, and the results of their operations and their cash flows for the three months ended July 31, 2008 and July 31, 2007. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

Description of Business

Finotec Group, Inc. (“Finotec, Inc.), a Nevada corporation, is principally engaged, through its wholly-owned subsidiaries, in offering foreign currency market trading to professionals and retail clients over its web-based trading system.

Shares in Finotec began trading on the Over the Counter Bulletin Board listings. (OTCBB: FTGI).

Finotec Group's United Kingdom subsidiary, Finotec Trading UK, Limited, has been authorized by the UK’s Financial Services Authority (FSA) to act as a Market Maker, as defined by the FSA, in the United Kingdom. As of November 9, 2007, Finotec Trading UK, Limited, is approved by the FSA as a Market Maker and Principal, and thus Finotec Trading UK, Limited, may now offer UK clients certain regulated investment instruments such as Commodity Futures, Commodity options and options on commodity futures, Contract for Differences, Futures, Options, Rights to or interests in investments, Rolling spot forex contracts, and Spread Bets.

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

Principles of
Consolidation
The consolidated financial statements include the accounts of Finotec Inc. and its wholly owned subsidiaries, Finotec Trading, Inc. (“Finotec Trading”) and its owned subsidiary Finotec Trading Cyprus Ltd., Finotec Ltd., Finotec USA Inc., Finotec Trading Polska S.A., Finotec Trading UK Ltd, and Finotec Ltd.’s 99.7% owned subsidiary, Forexcash Global Trading Ltd. (“Forexcash”) (collectively referred to as the “Company”, unless otherwise indicated). All material intercompany transactions and balances have been eliminated in consolidation.

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

Earning Per Common
Share
Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three months ended July 31, 2008 and 2007, because the effect of these securities is antidilutive.

Marketable Securities
Marketable securities consist principally of corporate stocks. Management has classified the Company’s marketable securities as available for sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in interest income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. As of July 31, 2008 the market value of the security equals its cost.

2. Property and Equipment Property and equipment consist of the following:

	Estimated Useful Lives (Years)	July 31, 2008 (Unaudited)	Jan. 31, 2008
Computer equipment	3	$987,423	812,028
Purchased software	3	259,097	240,985
Office furniture and equipment	7	253,928	171,654
Leasehold improvements	10	138,169	120,221
Vehicles	15	5,131	70,145
Total Property and Equipment at Cost		1,643,649	1,415,033
Less accumulated depreciation And amortization		839,208	685,501
Property and Equipment – Net		$804,441	$729,532

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. . Legal Proceedings
In May, 2004, the Tel-Aviv Stock Exchange Ltd. ("the Stock Exchange") submitted a claim against the Company for a permanent and temporary restraining order to prevent the Company from using the Tel-Aviv 25 Index and/or any other index owned by the Stock Exchange as part of the Company's online trading at its website. The Company claimed that the Stock Exchange does not have copyrights regarding the indexes and that it did not mislead the public in any way. In addition, the Company claims that it does not actually use the said index in any way. The Company answered the claim for a temporary restraining order, and in June, 2004, the Court accepted the Company's claim. In August, 2005, the Stock Exchange appealed to the Supreme Court, and thereafter the Company submitted its response to the appeal. The Supreme Court accepted the company's claim.

A preliminary hearing was held in March 2008 with another preliminary hearing in the case scheduled for October 2008. Management does not expect this claim to have a material effect on the Company's financial position or results of operations.

In November 2007 a Finotec customer filed a claim for approx NIS 152 thousands for disputed trading profits. At the suggestion of the court the claim was settled in March 2008 with the company making an NIS 25 thousand payment to the customer.

In February 2008, a shareholder of the Company filed a claim against the Company in the District Court of Clark County, Nevada, relating to the requirement by the Company's transfer agent, Standard Register and Transfer Company that such shareholder provide collateral in order to replace a stock certificate that shareholder claims to have lost. The shareholder claims that the Company has instructed its transfer agent to require a high amount of collateral and that he has suffered losses which exceed $952,500. The Company expects this matter to be settled shortly.

In September 2008, a Finotec customer filed a claim for approx NIS 148 thousand for disputed trading profits the company cancelled.

Management does not expect any of these claims to have a material effect on the Company's financial position or results of operations.

ISSUANCES OF EQUITY SECURITIES On June 16, 2008, the Company entered into definitive agreements for the sale of 4,347,824 shares of Common Stock at a price of $0.23 per share. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 10,000,000 shares of Common Stock at an exercise price of $0.50 per share. Four investors subscribed to the investment. The shares of Common Stock sold in the private placement offering have not been registered and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed in mid-June 2008. 2,487,500 treasury shares were issued as part of the 4,347,824 shares issued thereunder.

On July 29, 2008, the Company entered into a definitive agreement for the sale of 3,333,333 shares of Common Stock at a price of $0.30 per share for a total of $1 million. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 1,428,571 shares of Common Stock at an exercise price of $0.70 per share.. The shares of Common Stock sold in the private placement offering have not been registered and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed on July 31, 2008.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2008 AND 2007

NET GAINS (LOSSES) FROM FOREIGN CURRENCY FUTURE OPERATIONS

Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net gain from foreign currency future operations was $1,030,959 for the three months ended July 31, 2008, as compared to a net gain from foreign currency future operations of $1,126,058 for the three months ended July 31, 2007 This decrease of $95,099 is attributable to a variety of factors, including the general global downturn in the financial markets,.

The Company had net losses of of $2,034,463 for the three months ended July 31, 2008, as compared to a net loss of $59,824 for the three months ended July 31, 2007, a decrease of $1,974,639. This decrease is primarily attributable to the factors outlined above.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended July 31, 2008 were $97,420, as compared to $121,235 for the three months ended July 31, 2007, a decrease of $23,815.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $2,621,508 for the three months ended July 31, 2008, as compared to $1,565,644 for the three months ended July 31, 2007. This increase of $1,055,864 was due largely to the establishment of the Company’s London office as well as the new and larger facilities rented by the Company’s subsidiary in Israel.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash balance decreased by $531,297 from a cash balance at January 31, 2008 of $9,135,591 to $8,604,294 at July 31, 2008. This decrease is primarily attributable to the Company’s losses during the six months ended July 31, 2008.

Net cash used in operating activities amounted to $3,022,999 for the six months ended July 31, 2008, compared to net cash provided by operating activities of $330,111 for the six months ended July 31, 2007, a decrease of $3,353,110. This decrease is attributable to a variety of factors, including the general global downturn in the financial markets, client reactions to market uncertainties as well as expenses associated with the establishment of the Company’s London office and expansion of business throughout Europe as well as costs associated with the development and launch of the Company’s spread-betting platform and other new product offerings.

Net cash provided in investing activities for the six months ended July 31, 2008, was $67,664 as compared to net cash used in investing activities of $127,468 for the six months ended July 31, 2007, a decrease of $59,804. This decrease primarily resulted from a decrease in the acquisition of property and equipment and a sale of fixed assets

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company is actively seeking financings to satisfy its ongoing cash requirements. In April 2008, due to lower-than-expected revenues, the Company laid off approximately 15% of its employees and engaged in other cost-cutting measures. Such action may have a material adverse effect on the Company’s operations and results.

On June 16, 2008, the Company entered into definitive agreements for the sale of 4,347,824 shares of Common Stock at a price of $0.23 per share. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 10,000,000 shares of Common Stock at an exercise price of $0.50 per share. Four investors subscribed to the investment. The shares of Common Stock sold in the private placement offering have not been registered under the Act and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement.. The transaction closed in mid-June 2008. In addition, on July 29, 2008, the Company entered into a definitive agreement for the sale of 3,333,333 shares of Common Stock at a price of $0.30 per share for a total of $1 million. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 1,428,571 shares of Common Stock at an exercise price of $0.70 per share.. The shares of Common Stock sold in the private placement offering have not been registered and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed on July 31, 2008.

Such funds will be used for working capital purposes and further expansion of the Company’s marketing strategy.

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

During the three months ended July 31, 2008, the Company experienced a significant increase in the number of new client accounts opened as well as an increase in the level of gross new client deposits. This trend has continued into the current quarter. However, there can be no assurance that such factors will necessarily have a positive effect on future results of operations.

In addition, the Company has announced several new product offerings, including an option pricer and white label online trading platform.

Finotec expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Finotec’s control.

ISSUES, UNCERTAINTIES AND RISK FACTORS

The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in this report should be read and evaluated together with the issues, uncertainties and risk factors relating to our business described below. While we have been and continue to be confident in our business and business prospects, we believe it is very important that anyone who reads this report consider the issues, uncertainties and risk factors described below, which include business risks relevant both to our industry and to us in particular. These issues, uncertainties and risk factors are not intended to be exclusive. This report also contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "plans," "estimates," "expects," "intends," "designed," "anticipates," "may," "will," "should," "could," "become," "upcoming," "potential," "pending," and similar expressions, if and to the extent used, are intended to identify the forward-looking statements. All forw ard-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks and uncertainties generally, include, but are not limited to, the items described below, as well as in other sections of this report and in our other public filings and our press releases.

THERE ARE SEVERAL FACTORS THAT MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, WHICH WOULD LIKELY RESULT IN SIGNIFICANT VOLATILITY IN OUR STOCK PRICE

Causes of such significant fluctuations may include, but are not limited to:

•	cash flow problems that may occur;

•
the quality and success of, and potential continuous changes in, sales or marketing strategies (which have undergone significant changes recently and are expected to continue to evolve) and the costs allocated to marketing campaigns and the timing of those campaigns;

•	the timing, completion, cost and effect of our development and launch of planned enhancements to the Finotec trading platform;

•	the size and frequency of any trading errors for which we ultimately suffer the economic burden, in whole or in part;

•	changes in demand for our products and services due to the rapid pace in which new technology is offered to customers in our industry;

•	demand of customers to transact business on our platform;

•	actions taken by our competitors, including new product introductions, fee schedules, pricing policies and enhancements;

•
costs or adverse financial consequences that may occur with respect to regulatory compliance or other regulatory issues, particularly relating to laws, rules or regulations that may be enacted with a focus on the active trader market; and

•	general economic and market factors that affect active trading, including changes in the securities and financial markets.

OUR SUCCESS IS DEPENDENT UPON OUR RECEIPT AND MAINTENANCE OF REGULATORY APPROVALS IN THE MAJOR CUSTOMER MARKETS AROUND THE WORLD.

The Company believes that its success, in large part, depends upon its ability to receive and retain regulatory approvals in the major markets around the world. Such approvals both expand the variety of services which the Company can offer and bolster the Company’s reputation among potential customers.

In November 2007, Finotec UK received authorization from the FSA to offer certain financial services in the UK. In connection therewith, Finotec has received regulatory approval to offer cross border investment services in the various European countries, from its UK office. In order to retain its FSA authorization, the Company must comply with numerous requirements, including financial covenants as well as those related to its ongoing operations. The Company’s failure to meet these ongoing obligations could lead to the loss of its FSA authorization which would have a material adverse effect on the Company and its operations.

In addition, in the United States, Finotec USA Inc. has applied for registration with the National Futures Association ("NFA") as a Futures Commission Merchant (FCM). Such application is currently pending. Failure to receive such authorization could have a material adverse effect on the Company’s ability to expand its operations. In addition, if such authorization is received, in order to retain its NFA authorization, the Company must comply with numerous requirements, including financial covenants as well as those related to its ongoing operations.

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

In addition, to a large extent, the Company’s profits are dependent upon the operation of its internal risk management system. There is no guarantee that such system will operate successfully in every eventuality.

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

ITEM 4T   CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer (who also serves as the Chief Financial Officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of July 31, 2008. Based upon this evaluation, the Chief Executive Officer (who also serves as the Chief Financial Officer) has concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2008 due to the material weaknesses in internal control over financial reporting as described below.

(b)	Management’s Report on Internal Control Over Financial Reporting

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

A material weakness represents a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008 based on the framework published by the Committee of Sponsoring Organizations of the Tread way Commission, Internal Control — Integrated Framework. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of July 31, 2008.

Material weaknesses identified in Finotec Group, Inc:

Entity Level Controls:
•	The Audit Committee is inactive.
•	There is no internal audit function.
•	Management does not perform a periodic check of the access rights of all users to ensure that their access is suitable to their positions and functions.

Remediation Plan:
•	The Audit Committee will be activated.
•	The Company will implement an internal audit function.
•	The CFO will extract from the information system an access list for all employees and ensure that each function, screen and field is suitable to the employee's job description.
•	The CFO will ensure that the access rights are adequately segregated.

Financial Statements:
•	Lack of documentation at the financial statement preparation process creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
•	The Company will retain evidence of all the controls performed in the financial statement preparation process.

Treasury and Cash Management:
•	Lack of documentation in the Treasury and Cash Management process creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
•	The Company will retain evidence of all the controls performed in the process.

Revenue:
•	Lack of documentation in the Order to Cash process creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
•	The Company will retain evidence of all the controls performed in the process.

Human Resources & Payroll:
•	Lack of documentation in the human resources and payroll processes creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
•	The Company will retain evidence of all the controls performed in the process.

Information Technology:
•	The Company does not have permission and access right table specifying group authorizations. Some employees have more authorizations than their role definition. There is no authorization procedure.
•	The Company does not have password complexity procedure. User passwords do not require any complexity, and there is no requirement for password change.
•	No Formal system development, acquisition and program change policies and procedures exist for development/acquisitions of new systems and changes to existing systems.
•	The developers have access to the production.

Remediation Plan:
•	The Company will examine and minimize user rights and will prepare permissions table and access rights that includes group permissions and prepare access to programs and data procedures.
•	The Company will prepare "Access to Programs and Data" procedure. Passwords to the database will be managed and complex.
•	The Company will write a methodology for system development, acquisitions and change management.
•	The Company will prevent the developers from accessing the production environment.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May, 2004, the Tel-Aviv Stock Exchange Ltd. (the “Stock Exchange") submitted a claim against the Company for a permanent and temporary restraining order to prevent the Company from using the Tel-Aviv 25 Index and/or any other index owned by the Stock Exchange as part of the Company's online trading at its website. The Company claimed that the Stock Exchange does not have copyrights regarding the indexes and that it did not mislead the public in any way. In addition, the Company claims that it does not actually use the said index in any way.

The Company answered the claim for a temporary restraining order, and in June, 2004, the Court accepted the Company's claim. In August, 2005, the Stock Exchange appealed to the Supreme Court, and thereafter the Company submitted its response to the appeal. The Supreme Court accepted the Company's claim. The case is scheduled for a hearing in October 2008.

In February 2008, a shareholder of the Company filed a claim against the Company in the District Court of Clark County, Nevada, relating to the requirement by the Company’s transfer agent, Standard Register and Transfer Company that such shareholder provide collateral in order to replace a stock certificate that shareholder claims to have lost. The shareholder claims that the Company has instructed its transfer agent to require a high amount of collateral and that he has suffered losses which exceed $952,500. The Company expects this matter to settle shortly.

In September 2008, a Finotec customer filed a claim for approx NIS 148,000 for disputed trading profits.

Management does not expect any of these claims to have a material effect on the Company's financial position or results of operations.

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

On July 29, 2008, the Company entered into a definitive agreement for the sale of 3,333,333 shares of Common Stock at a price of $0.30 per share for a total of $1 million. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 1,428,571 shares of Common Stock at an exercise price of $0.70 per share.. The shares of Common Stock sold in the private placement offering have not been registered and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed on July 31, 2008.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 16, 2008, a majority of the Company’s shareholders provided their written consent to increase the authorized capital of the Company from 100 million shares to 300 million shares of Common Stock.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(A) THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

31.1 Section 302 certification
31.2 Section 302 certification
32.1 Section 906 certification
32.2 Section 906 certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Finotec Group, Inc.
Registrant

Date: September 15, 2008	/s/ Didier Essemini
Didier Essemini
Chief Executive Officer