Form 10-Q
period 2008-10-31
FINOTEC GROUP INC
filed 2008-12-15
CIK 831378

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     for the quarter ended October 31, 2008

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


               228 East 45 Street, Suite 1801, New York, NY 10017
               --------------------------------------------------
              (Address of principal executive offices and zip code)

                                  718-513-3620
                                  ------------
              (Registrant's telephone number, including area code)


    Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
  1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to suchfiling requirements for the past 90 days.
                                  Yes [X] No [ ]



   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of"accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
                                  (Check one):

Large accelerated filer  [ ]                      Accelerated filer  [ ]

Non-accelerated filer [ ]                         Smaller reporting company  [X]
 (Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                             Outstanding at November 30, 2008
              -----                             --------------------------------
Common Stock, par value $0.001 per share                  86,721,825

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.          FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets
         October 31, 2008 (unaudited) and January 31, 2008 ....................3

         Consolidated Statements of Operations
         Three Months and Six Months ended
         October 31, 2008 and 2007 (unaudited).................................4

         Statements of Cash Flows - Nine Months ended
         October 31, 2008 and 2007 (unaudited).................................5

         Notes to Consolidated Financial Statements (unaudited)................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........16

Item 4T  Controls and Procedures..............................................16


PART II.         OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................18

Item 1A. Risk Factors ........................................................19

Item 2.  Unregistered Sale of Equity Securities ..............................19

Item 6.  Exhibits.............................................................19

  Signature ..................................................................20

                           CONSOLIDATED BALANCE SHEETS


                                                                   October 31, 2008
                                                                      (Unaudited)            January 31, 2008
  --------------------------------------------------------------------------------------------------------------
A S S E T S

Current Assets
   Cash and cash equivalents                                           7,200,521                  9,135,591
   Marketable securities                                                       -                    486,151
   Prepaid and other current assets                                      483,227                    293,562
----------------------------------------------------------------------------------------------------------------
                  Total Current Assets                                 7,683,748                  9,915,304

   Property and equipment, net                                           689,643                    729,532
   Forward transaction                                                         -                    354,100
----------------------------------------------------------------------------------------------------------------

                  Total Assets                                         8,373,391                 10,998,936
================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Short-term bank credit                                                 27,516                     22,493

   Accounts payable and accrued expenses                                 817,164                    945,151
   Customers' deposits                                                 5,415,051                  6,151,755
   Accrued severance payable                                             180,299                    188,158
   Forward transaction-Customers and Hedging                              10,090                    546,578

----------------------------------------------------------------------------------------------------------------
             Total Liabilities, All Current                            6,450,120                  7,854,135
----------------------------------------------------------------------------------------------------------------

Stockholders' Equity
   Common stock, $.001 par value, 100,000,000 shares
   Authorized, 86,721,825 shares issued and outstanding                   92,098                     70,892
   Treasury shares, at cost - 2,687,500 shares                                 -                   (156,513)
   Additional paid-in-capital                                          5,858,059                  1,545,378
   Accumulated other comprehensive income (loss)                        (130,012)                  (159,916)
   Accumulated income                                                  3,896,874)                 1,844,960

----------------------------------------------------------------------------------------------------------------
                  Total Stockholders' Equity                           1,923,271                  3,144,801
----------------------------------------------------------------------------------------------------------------

                  Total Liabilities and Stockholders' Equity           8,373,391                 10,998,936
================================================================================================================

See accompanying notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Nine Months Ended                                Three Months Ended
                                                       October 31,                                       October 31,
                                                   2008            2007                               2008           2007
------------------------------------------------------------------------------------------------------------------------------------
   Revenues
   Net gains from foreign currency
   future operations                             1,547,408        4,446,529                       929,225         1,318,793
   Consulting                                        2,967              589                          (37)                 6
------------------------------------------------------------------------------------------------------------------------------------

                  Total Revenues                 1,550,375        4,447,118                       929,188         1,318,799
------------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
 Selling, general and administrative               824,486          520,619                       239,577           148,496
 Salaries                                        2,106,902        1,864,320                       312,730           369,976
   Research and development                        271,261          297,800                       161,606           176,565
   Technology and computer                         663,704          272,401                       319,655           272,401
   Commissions brokers                             193,355         (188,195)                       94,735            94,046
   Bonuses & cash back-withholding                 411,643          218,466                        54,787            77,115
   Marketing                                     1,415,237          542,337                       255,122           281,326
   Professional fees                               537,601          309,138                       166,949           129,262
   Financial data                                  179,778          155,786                        29,488            42,041
   Depreciation                                    207,274          142,482                        64,701            42,636
   Exceptional                                     (40,562)          80,726                       (51,165)           80,276
   Other expense                                   552,897          322,431                       168,823            66,368
------------------------------------------------------------------------------------------------------------------------------------
              Total Operating Expenses           7,323,576        4,538,311                     1,817,007         1,780,957
------------------------------------------------------------------------------------------------------------------------------------
              Operating Income (Loss)           (5,773,201)         (91,193)                     (887,819)         (462,158)

   Other Income (Expense)
 Interest income (expense), net                     54,563        1,000,200                        11,642           624,791
   Financing income (expense)                      (23,197)        (952,094)                      116,236          (357,486)
------------------------------------------------------------------------------------------------------------------------------------

   Income (Loss) Before Income Taxes                31,366           48,106                       127,878           267,305

   Income tax refund                                     -                -                             -                  -
  ----------------------------------------------------------------------------------------------------------------------------------
   Net Income (Loss)                            (5,741,835)         (43,087)                     (759,941)         (194,853)
====================================================================================================================================
   Weighted average number of
    common shares outstanding                   86,721,825       65,315,741                    86,721,825        65,315,741
====================================================================================================================================
     Basic and diluted loss per common share             *                *                             *                 *
====================================================================================================================================
*  Less than $.01 per share

See accompanying notes to consolidated financial statements.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



=========================================================================================================================
FOR THE NINE MONTHS ENDED OCTOBER 31,                                                      2008             2007
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                                  $  (5,741,835)      $   (43,086)

Adjustment to Reconcile Net Income (Loss) to
 Net Cash Provided by (Used in) Operating Activities
  Depreciation                                                                             207,274            98,704
  Loss on sold assets                                                                       18,119

Changes in Operating Assets and Liabilities
  (Increase) decrease in prepaid and other current assets                                 (189,666)         (103,560)
  Increase in accrued expenses                                                            (163,836)           40,179
  Increase in customers' deposits                                                         (736,704)        1,878,671
  Increase in forward transaction                                                         (182,388)          141,735
  Increase in compensation reserve                                                          (7,859)          (34,685)
  Decrease in other current liabilities                                                     35,849           271,268
  Increase in marketable securities                                                        486,153           240,826
-------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by (Used in) Operating Activities                          (6,274,893)        2,492,052
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Acquisition of property and equipment                                                   (167,408)         (292,845)
  Selling of property and equipment                                                         32,823                 -
-------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Investing Activities                                      (134,585)         (292,845)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Short term bank Credit                                                                     5,023           (15,426)
  Proceeds of stock issuance                                                                     -             2,000
  Stock issuance                                                                         4,490,400                 -
-------------------------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Provided by Financing Activities                           4,495,423           (13,426)

Effect of Foreign Currency Translation                                                     (21,015)          (25,890)
-------------------------------------------------------------------------------------------------------------------------

           Net Increase in Cash and Cash Equivalents                                    (1,935,070)        2,157,891

Cash and Cash Equivalents - Beginning                                                    9,135,591         5,494,944
-------------------------------------------------------------------------------------------------------------------------

           Cash and Cash Equivalents - Ending                                        $   7,200,521       $ 7,652,835
=========================================================================================================================

Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for income taxes                                                   -                 -
=========================================================================================================================

See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1. Summary of Significant Accounting Policies

   Interim Financial          The accompanying unaudited consolidated financial
   Information                statements of the Company (as defined below)
                              should be read in conjunction with the
                              consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended
                              January 31, 2008. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 31, 2008, and the results of their operations and their cash flows for the three months ended October 31, 2008 and October 31, 2007. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending
                              January 31, 2009.

   Description of             Finotec Group, Inc. ("Finotec, Inc.), a Nevada
   Business                   corporation, is principally engaged, through its
                              wholly-owned subsidiaries, in offering foreign currency market trading to professionals and retail clients over its web-based trading system.

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


   Principles of              The consolidated financial statements include the
   Consolidation              accounts of Finotec Inc. and its wholly owned
                              subsidiaries, Finotec Trading, Inc. ("Finotec
                              Trading") and its owned subsidiary Finotec Trading
                              Cyprus Ltd., Finotec Ltd., Finotec USA Inc.,
                              Finotec Trading Polska S.A., Finotec Trading UK
                              Ltd, and Finotec Ltd.'s 99.7% owned subsidiary,
                              Forexcash Global Trading Ltd. ("Forexcash")
                              (collectively referred to as the "Company", unless otherwise indicated). All material intercompany transactions and balances have been eliminated in consolidation.

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


   Earning Per Common         Basic earnings per share is based on the weighted
   Share                      effect of all common shares issued and
                              outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
                              (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three months ended
                              October 31, 2008 and 2007, because the effect of these securities is antidilutive.

Marketable Securities         Marketable securities consist principally of
                              corporate stocks. Management has classified the Company's marketable securities as available for sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. As of October 31, 2008 the market value of the security equals its cost.

2. Property and Equipment     Property and equipment consist of the following:

                                                 Estimated Useful               October 31, 2008    January 31, 2008
                                                                 Lives (Years)       (Unaudited)
                              --------------------------------------------------------------------------------------
                                    Computer equipment                 3              $ 914,275          812,028
                                    Purchased software                 3                238,643          240,985
                                    Office furniture and
                                      Equipment                        7                241,430          171,654
                                    Leasehold improvements            10                126,648          120,221
                                    Vehicles                          15                  5,131           70,145
                              --------------------------------------------------------------------------------------
                                        Total Property and
                                          Equipment at Cost                           1,526,126        1,415,033
                                    Less accumulated depreciation
                                      And amortization                                  836,463          685,501
                              --------------------------------------------------------------------------------------

                                        Property and Equipment - Net                  $ 689,643        $ 729,532

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

                              A preliminary hearing was held in March 2008 with another preliminary hearing in the case scheduled for October 2008. The hearing scheduled for October 2008 was postponed by the court. The parties are considering a settlement agreement. Management does not expect this claim to have a material effect on the Company's financial position or results of operations.

                              In November 2007 a Finotec customer filed a claim for approx NIS 152 thousands for alleged trading profits the company cancelled. The company claimed there was no basis for the claim. At the suggestion of the court the claim was settled in March 2008 with the company making an NIS 25 thousand payment to the customer.

                              In February 2008, a shareholder of the Company filed a claim against the Company in the District Court of Clark County, Nevada, relating to the requirement by the Company's transfer agent, Standard Register and Transfer Company that such shareholder provide collateral in order to replace a stock certificate that shareholder claims to have lost. The Company and the shareholder have resolved the matter and signed a Settlement Agreement.

                              Management does not expect either claim to have a material effect on the Company's financial position or results of operations.


4. Issuances of equity securities
                              On June 16, 2008, the Company entered into definitive agreements for the sale of 4,347,824 shares of Common Stock at a price of $0.23 per share. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 10,000,000 shares of Common Stock at an exercise price of $0.50 per share. Four investors subscribed to the investment. The shares of Common Stock sold in the private placement offering have not been registered and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed in mid-June 2008. 2,487,500 treasury shares were issued as part of the 4,347,824 shares issued thereunder.


                              On July 29, 2008, the Company entered into a definitive agreement for the sale of 3,333,333 shares of Common Stock at a price of $0.30 per share for a total of $1 million. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 1,428,571 shares of Common Stock at an exercise price of $0.70 per share. The shares of Common Stock sold in the private placement offering have not been registered and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed on July 31, 2008.

                              On October 31, 2008, the Company entered into definitive agreements and received funds for the sale of 12,724,444 shares of Common Stock at a price of $0.18 per share and 800,000 shares of Common Stock at a price of $0.25 per share. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase 5,777,776 shares of Common Stock at an exercise price of $0.45 per share and warrants to purchase 400,000 shares of Common Stock at an exercise price of $0.50. Five new investors subscribed to the investment. The shares of Common Stock sold in the private placement offering were not registered under the Securities Act of 1933, as amended, and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The offering closed on November 2, 2008.



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

BUSINESS OVERVIEW

Finotec Group

     Finotec Group Inc. is a holding company with no activities other than holding two wholly owned companies Finotec Trading Inc. and Forexcash Global Trading Ltd. These companies, directly and through their subsidiaries, deal primarily in two distinct areas:

     1. Finotec Trading Inc. - marketing, sales, market trading and facilitation; and
     2. Forexcash Global Trading Ltd - financial technology development.

     Finotec Trading Inc. (New York), or Finotec Trading Inc., was established in November 2001 with the express intent of providing retail customers access to the largest financial market for online foreign currency trading. Finotec Trading Inc. (New York) is the market-making arm of the corporation, distributing the live and instantaneously executable trading prices in global currencies, equities, indices, commodities and interest rate products through the group's online trading system. The centralized dealing room services clients, aggregates globally derived risk in real-time and hedges residual market exposure with the underlying markets.

     In 2005 Finotec Trading Inc. established its dealing room in Cyprus through a wholly owned subsidiary Finotec Trading Cyprus Ltd. In 2007, the dealing room was moved to the UK. Currently, the subsidiary in Cyprus engages primarily in sales and marketing of the Company's products.

     During 2007, Finotec Trading Inc. additionally established three wholly owned subsidiaries:

     o In the United Kingdom, Finotec Trading UK Limited, or Finotec UK, for the purpose of obtaining the necessary authorization to act as a market maker in Foreign Exchange and CFD's in the UK and Europe. In November 2007, Finotec UK received such authorization from the UK Financial Services Authority ("FSA"). Such authorization was accompanied by approvals from the other European countries allowing Finotec UK to offer cross-border investment services within their borders.

     o In the United States, Finotec USA, Inc., a Delaware corporation, for the purpose of obtaining the necessary authorization from the National Futures Association (NFA) to act as a market maker in Foreign Exchange in the US.

     o In Poland, Finotec Trading Polska S. A., for the purpose of obtaining the necessary authorization to act as a market maker in Foreign Exchange and CFD's in Poland and Eastern Europe. As a result of the FSA approval received by Finotec UK, and the accompanying approvals in other European countries, including Poland, the Company decided to discontinue the authorization process in Poland and is currently planning to dissolve or sell this subsidiary.

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

     Finotec Group Inc. is traded on the OTC bulletin board under the symbol FTGI.OB.

Operations

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

     In addition, the Company operates an internal risk management module that guides the Company as to when to hedge positions or not and systems that provide real time management of equity positions and margin requirements. The Company also acts as a market maker in relevant jurisdictions.

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

Recent Developments

     In December 2008, the Company announced that it is implementing a new price quoting method to allow its clients to be directly connected to market prices. Under the method, instead of having quotes reflecting Finotec prices, clients may now trade at market prices with the addition of a predefined and fixed commission. This new method continues the Company's goal of providing its clients with greater price transparency. Under the new price quoting method, clients can be directly connected to very competitive market prices through Finotec's trading platform which are available as a result of Finotec's high monthly volume of trade - around 10 billion dollars per month - and its relationship with 18 of the world's largest and most aggressive banks.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2008 AND 2007

NET GAINS (LOSSES) FROM FOREIGN CURRENCY  FUTURE  OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net gain from foreign currency future operations was $929,225 for the three months ended October 31, 2008, as compared to a net gain from foreign currency future operations of $1,318,793 for the three months ended October 31, 2007. This decrease of $389,568 is attributable to a variety of factors affecting our operations relating to the general global downturn in the financial markets.

     The Company had net losses of $759,941 for the three months ended October 31, 2008, as compared to a net loss of $194,853 for the three months ended October 31, 2007, a decrease of $565,088. This loss is primarily attributable to the factors outlined above and costs relating to implementation of the Company's recently announced new price quoting method.

     Total net gain from foreign currency future operations was $1,547,408 for the nine months ended October 31, 2008, as compared to a net gain from foreign currency future operations of $4,446,529 for the nine months ended October 31, 2007. This decrease of $2,899,121 is attributable to a variety of factors affecting our operations relating to the general global downturn in the financial markets.

     The Company had net losses of $5,741,835 for the nine months ended October 31, 2008, as compared to a net loss of $43,087 for the nine months ended October 31, 2007, a decrease of $5,698,766. This decrease is primarily attributable to the factors outlined above, the expenses associated with establishment of the Company's London office and expenses relating to implementation of the Company's recently announced new price quoting method.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended October 31, 2008 were $161,606, as compared to $176,565 for the three months ended October 31, 2007, a decrease of $14,959.

     Research and development expenses for the nine months ended October 31, 2008 were $271,261, as compared to $297,800 for the nine months ended October 31, 2007, a decrease of $26,539.

     OPERATING EXPENSES. Operating expenses were $1,817,007 for the three months ended October 31, 2008, as compared to $1,780,957 for the three months ended October 31, 2007, an increase of $36,050.

     Operating expenses for the nine months ended October 31, 2008 were $7,323,576, as compared to $4,538,311 for the nine months ended October 31, 2007, an increase of $2,785,265. This increase was due largely to the establishment of the Company's London office and a new facility rented by the Company's subsidiary in Israel and expenses relating to implementation of the Company's recently announced new price quoting method.

     ADJUSTED OPERATING EXPENSES. Adjusted operating expenses consist of operating expenses adjusted by removing research and development, depreciation and exceptional expenses. Adjusted operating expenses were $1,641,865 for the three months ended October 31, 2008, as compared to $1,481,480 for the three months ended October 31, 2007. This increase of $160,385 was primarily due to exceptional expenses resulting from changes, due to currency fluctuations, in the value to fixed assets that the Company sold outside of the ordinary course of operations.

     Adjusted operating expenses for the nine months ended October 31, 2008 were $6,885,603, as compared to $4,017,303 for the nine months ended October 31, 2007, an increase of $2,868,300. This increase was due largely to the establishment of the Company's London office and a new facility rented by the Company's subsidiary in Israel and expenses relating to implementation of the Company's recently announced new price quoting method.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $239,577 for the three months ended October 31, 2008, as compared to $148,496 for the three months ended October 31, 2007. This increase of $91,081 was primarily attributable to the factors outlined above.

 Selling, general and administrative expenses were $824,486 for the nine months ended October 31, 2008, as compared to $520,619 for the nine months ended October 31, 2007. This increase of $303,867 was primarily attributable to the factors outlined above.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance decreased by $531,297 from a cash balance at January 31, 2008 of $9,135,591 to $7,200,521 at October 31, 2008. This decrease is primarily attributable to the Company's losses during the nine months ended October 31, 2008.

     Net cash used in operating activities amounted to $6,274,893 for the nine months ended October 31, 2008, compared to net cash provided by operating activities of $2,492,052 for the nine months ended October 31, 2007, a decrease of $8,766,945. This decrease is attributable to a variety of factors, including the general global downturn in the financial markets, client reactions to market uncertainties as well as expenses associated with the establishment of the Company's London office and expansion of business throughout Europe as well as costs associated with the development and launch of the Company's spread-betting platform and other new product offerings.

     Net cash used in investing activities for the nine months ended October 31, 2008, was $134,585 as compared to net cash used in investing activities of $292,845 for the nine months ended October 31, 2007, a decrease of $158,260. This decrease primarily resulted from a decrease in the acquisition of property and equipment and a sale of fixed assets.


     Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company is actively seeking financings to satisfy its ongoing cash requirements. In the second quarter of fiscal 2008, during April 2008, due to lower-than-expected revenues, the Company laid off approximately 15% of its employees and engaged in other cost-cutting measures. The Company has implemented further cost-cutting measures during this quarter. Such action may have a material adverse effect on the Company's operations and results.

     On June 16, 2008, the Company entered into definitive agreements for the sale of 4,347,824 shares of Common Stock at a price of $0.23 per share. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 10,000,000 shares of Common Stock at an exercise price of $0.50 per share. Four investors subscribed to the investment. The shares of Common Stock sold in the private placement offering have not been registered under the Act and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed in mid-June 2008. In addition, on July 29, 2008, the Company entered into a definitive agreement for the sale of 3,333,333 shares of Common Stock at a price of $0.30 per share for a total of $1 million. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 1,428,571 shares of Common Stock at an exercise price of $0.70 per share. The shares of Common Stock sold in the private placement offering have not been registered and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed on July 31, 2008. Additionally, on October 31, 2008, the Company entered into definitive agreements and received funds for the sale of 12,724,444 shares of Common Stock at a price of $0.18 per share and 800,000 shares of Common Stock at a price of $0.25 per share. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase 5,777,776 shares of Common Stock at an exercise price of $0.45 per share and warrants to purchase 400,000 shares of Common Stock at an exercise price of $0.50. Five new investors subscribed to the investment. The shares of Common Stock sold in the private placement offering have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed on November 2, 2008.

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

     During the six months ended July 31, 2008, the Company experienced a significant increase in the number of new client accounts opened as well as an increase in the level of gross new client deposits. The current quarter has similarly seen a further increase in the level of gross new client deposits. However, there can be no assurance that such factors will necessarily have a positive effect on future results of operations.

     In addition, the Company has announced several new product offerings, including an option pricer and white label online trading platform.

     The Company has announced in December that it is implementing a new pricing method to allow clients to be directly connected to market prices. Under the new pricing method, instead of having quotes reflecting pre-defined Finotec prices, clients may now trade at market prices with the addition of a predefined and fixed commission. This new pricing method is continues the Company's goal of providing its clients with greater price transparency. Under the new pricing method, clients can be directly connected to very competitive market prices through Finotec's trading platform which are available as a result of Finotec's high monthly volume of trade - around 10 billion dollars per month -- and its relationship with 18 of the world's largest and most aggressive banks.

     Finotec expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Finotec's control.

Non-GAAP Operating Expenses
---------------------------

     We present Non-GAAP operating expenses to provide investors with a supplemental measure of our operating performance. A reconciliation between results in a GAAP and Non-GAAP basis is provided in a table below. Operating expenses is adjusted from results based on GAAP to exclude research and development expenses, depreciation and exceptional expenses which result from changes, due to currency fluctuations, in the value to fixed assets that the Company sold outside of the ordinary course of operations. These fixed assets consisted primarily of a small fleet of vehicles that the Company ceased using as part of its business operations. These non-GAAP financial measures are provided to enhance overall understanding of the Company's current financial performance and prospects for the future. Specifically, the Company believes the non-GAAP results provide useful information to both management and investors as these non-GAAP results exclude research and development expenses, depreciation and other expenses that the Company believes are not indicative of our core operating results. Our non-GAAP adjusted operating expenses measure is not meant to be considered in isolation or as a substitute for comparable GAAP measures, and should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP.

     Our management regularly uses adjusted operating expenses internally to understand, manage and evaluate our business and make operating decisions. We believe this measure helps investors to understand our current and future operating expenses. These non-GAAP financial measures may differ materially from the non-GAAP financial measures used by other companies. Pursuant to the requirements of SEC Regulation G, reconciliations between the Company's GAAP and non-GAAP financial results for the three and nine months ended October 31, 2008 and 2007 are provided below and investors are advised to carefully review and consider this information as well as the GAAP financial results that are disclosed in our SEC filings:

                                          Three Months Ended October 31,
                                     ----------------------------------------
                                            2008                 2007
                                     -------------------  -------------------
Operating Expenses                   $       1,817,007    $       1,780,957
Less: Research and Development                (161,606)            (176,565)
Less: Depreciation                             (64,701)             (42,636)
Adjusted For: Exceptional                       51,165              (80,276)
                                     -------------------  -------------------
Adjusted Operating Expenses          $       1,641,865    $       1,481,480
                                     ===================  ===================

                                           Nine Months Ended October 31,
                                     ----------------------------------------
                                            2008                   2007
                                     -------------------  -------------------
Operating Expenses                   $       7,323,576    $       4,538,311
Less: Research and Development                (271,261)            (297,800)
Less: Depreciation                            (207,274)            (142,482)
Adjusted For: Exceptional                       40,562              (80,726)
                                     -------------------  -------------------
Adjusted Operating Expenses          $       6,885,603    $       4,017,303
                                     ===================  ===================

ISSUES, UNCERTAINTIES AND RISK FACTORS

     The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in this report should be read and evaluated together with the issues, uncertainties and risk factors relating to our business described in our other public filings with the SEC, including our annual report filed on Form 10-KSB. While we have been and continue to be confident in our business and business prospects, we believe it is very important that anyone who reads this report consider the issues, uncertainties and risk factors described below, which include business risks relevant both to our industry and to us in particular. These issues, uncertainties and risk factors are not intended to be exclusive. This report also contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "plans," "estimates," "expects," "intends," "designed," "anticipates," "may," "will," "should," "could," "become," "upcoming," "potential," "pending," and similar expressions, if and to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested in this report. Factors that may cause or contribute to such differences, and our business risks and uncertainties generally, include, but are not limited to, the items described below, as well as in other sections of this report and in our other public filings and our press releases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable to the registrant as a smaller reporting company.

ITEM 4T.  CONTROLS AND PROCEDURES


(a)  Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer (who also serves as the Chief Financial Officer), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of October 31, 2008. Based upon this evaluation, the Chief Executive Officer (who also serves as the Chief Financial Officer) has concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2008 due to the material weaknesses in internal control over financial reporting as described below.


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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2008 based on the framework published by the Committee of Sponsoring Organizations of the Tread way Commission, Internal Control -- Integrated Framework. Management has identified the following material weaknesses in the Company's internal control over financial reporting as of October 31, 2008.

Material weaknesses identified in Finotec Group, Inc are as follows:

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

Financial Statements:
---------------------
          o Lack of documentation at the financial statement preparation process creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
-----------------
          o The Company will retain evidence of all the controls performed in the financial statement preparation process.

Treasury and Cash Management:
-----------------------------
          o Lack of documentation in the Treasury and Cash Management process creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
-----------------
          o The Company will retain evidence of all the controls performed in the process.

Revenue:
--------
          o Lack of documentation in the Order to Cash process creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
-----------------
          o The Company will retain evidence of all the controls performed in the process.

Human Resources & Payroll:
--------------------------
          o Lack of documentation in the human resources and payroll processes creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
-----------------
          o The Company will retain evidence of all the controls performed in the process.

Information Technology:
-----------------------
          o The Company does not have a permission and access right table specifying group authorizations. Some employees have more authorizations than their role definition. There is no authorization procedure.
          o The Company does not have password complexity procedure. User passwords do not require any complexity, and there is no requirement for password change.
          o No Formal system development, acquisition and program change policies and procedures exist for development/acquisitions of new systems and changes to existing systems.
          o    The developers have access to the production.

Remediation Plan:
-----------------
          o The Company will examine and minimize user rights and will prepare permissions table and access rights that includes group permissions and prepare access to programs and data procedures.
          o The Company will prepare "Access to Programs and Data" procedure. Passwords to the database will be managed and complex.
          o The Company will write a methodology for system development, acquisitions and change management. o The Company will prevent the developers from accessing the production environment.


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

     A preliminary hearing was held in March 2008 with another preliminary hearing in the case scheduled for October 2008. The hearing scheduled for October 2008 was postponed by the court. The parties are considering a settlement agreement. Management does not expect this claim to have a material effect on the Company's financial position or results of operations.

     In February 2008, a shareholder of the Company filed a claim against the Company in the District Court of Clark County, Nevada, relating to the requirement by the Company's transfer agent, Standard Register and Transfer Company that such shareholder provide collateral in order to replace a stock certificate that shareholder claims to have lost. The Company and the shareholder have resolved the matter and in October 2008 the parties signed a settlement agreement.

     In September 2008, a Finotec customer filed a claim for approx NIS 148,000 for disputed trading profits. Finotec's motion for permission to file a defense was filed in November 2008, and the court has set the matter for a hearing on February 8, 2009.

     Management does not expect any of these claims to have a material effect on the Company's financial position or results of operations.

ITEM 1A. RISK FACTORS
     Not applicable to the registrant as a smaller reporting company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A)  SALES OF UNREGISTERED SECURITIES

     On October 31, 2008, the Company received funds for the sale of 12,724,444 shares of Common Stock at a price of $0.18 per share and 800,000 shares of Common Stock at a price of $0.25 per share. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase 5,777,776 shares of Common Stock at an exercise price of $0.45 per share and warrants to purchase 400,000 shares of Common Stock at an exercise price of $0.50. Five new investors subscribed to the investment. The offering closed on November 2, 2008. The aggregate amount of consideration received by the Company in the offering was a total of $2,490,400. The shares of Common Stock sold in the private placement offering were not registered under the Securities Act of 1933, as amended, and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement.

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

                                         Finotec Group, Inc.
                                         Registrant

Date: December 15, 2008                  /s/ Didier Essemini
                                         --------------------------
                                         Didier Essemini
                                         Chief Executive Officer and Chief
                                         Financial Officer