Form 10-K
period 2009-01-31
FINOTEC GROUP INC
filed 2009-05-15
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended January 31, 2009


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

     Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer [ ] Accelerated filer
[ ]Non-accelerated filer [x]Smaller reporting company


     State Issuer's Revenues for its most recent fiscal year. $2,641,116

Aggregate market value of the voting stock held by non-affiliates of registrant:

     Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 86,721,825 Common Series 0.001 par value

     Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

Item 1.   Organization and Business                                         3

Item 2.   Properties                                                        23

Item 3.   Legal Proceedings                                                 23

Item 4.   Submission of Matters to a Vote of Security-Holders               24

                                     PART II

Item 5.   Market for the Registrant's Common Stock and                      25
          Related Stockholder Matters

Item 6.   Management's Discussion and Analysis of Financial                 26
          Condition and Results of Operations

Item 7.   Financial Statements and Supplementary Data                       31
          (Included in Item 14)


                                    PART III

Item 8.   Changes in and Disagreements with Accountants on                  32
          Accounting and Financial Disclosure

Item 8A.  Controls and Procedures                                           32

Item 9.   Directors and Executive Officers of the Registrant                35

Item 10.  Management Remuneration                                           36

Item 11.  Security Ownership of Certain Beneficial Owners and               36
          Management

Item 12.  Certain Relationships and Related Transactions                    37

                                     PART IV

Item 13.  Exhibits, Financial Statements, Schedules and Reports             38
          on Form 8-K

Item 1.  Organization and Business



Item 1.  Business

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

Company Structure
Finotec Group Inc. is a holding company with no activities other than holding two wholly owned companies Finotec Trading Inc. and Forexcash Global Trading Ltd. These companies, directly and through their subsidiaries, deal primarily in two distinct areas:

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

     o In Poland, Finotec Trading Polska S. A., for the purpose of obtaining the necessary authorization to act as a market maker in Foreign Exchange and CFD's in Poland and Eastern Europe. As a result of the FSA approval received by Finotec UK, and the accompanying approvals in other European countries, including Poland, the Company decided to discontinue the authorization process in Poland. In November 2008, this subsidiary has been sold.

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

     1. Directly with Finotec Trading UK Ltd.
     2. Via affiliates and Introducing Brokers ("IB's") that sign commission sharing agreement with Finotec Trading UK Ltd.

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

     Under our business model, we seek recurring revenues mainly by offering, through use of a software system developed by its subsidiary, Forexcash, online real-time trading in financial instruments. Forexcash is a front and back office market maker application for online real-time trading in financial instruments. We use our capabilities to provide strategy trading tools, and the unique quality and functionality of those tools attracts our target customer base of institutional, professional and serious active individual traders. We market our services primarily through our subsidiaries that operate call centers and Internet sites. The Company also intends to promote white-label systems directly to financial institutions such as commercial banks. We also provide training in online trading.

Recent Developments
     In December 2008, the Company announced that it is implementing a new price quoting method to allow its clients to be directly connected to market prices. Under the method, instead of having quotes reflecting Finotec prices, clients may now trade at market prices with the addition of a predefined and fixed commission. This new method continues the Company's goal of providing its clients with greater price transparency. Under the new price quoting method, clients can be directly connected to very competitive market prices through Finotec's trading platform which are available as a result of Finotec's high monthly volume of trade - around 5 billion dollars per month - and its relationship with 18 of the world's largest and most aggressive banks.

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

     We believe that technological innovation, including development of sophisticated trading software tools, increased use of and reliance upon the Internet, proliferation of online financial market data and information, and market acceptance of electronic brokerage services, including direct-access brokerage services, will continue to stimulate increased online trading activity. We believe it to be inevitable that over time almost all trading will be conducted electronically, in one form or another. We believe that direct access is expected to become the industry standard for online trading. The recent acquisitions by virtually every major online brokerage firm of direct-access technology underscore this reality.


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

Call Center
      Follow-up activities to the Company's marketing campaigns are performed by the Company's multi-lingual call center that directly contacts potential customers who have expressed an interest in the Company's products and services and arranges meetings with account representatives, when appropriate.

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


Customer Money

      All customer money is deposited in the Company's custodian accounts in banks in the United Kingdom and other countries. All money is managed by the Company back office system in the Forexcash proprietary Customer Relationship Management system.

      In the US, HSBC holds client monies in trust in a segregated account and in the UK, HSBC and Royal bank of Scotland do the same. In Cyprus, Finotec uses Hellenic Bank and BNP Paribas bank as the client trust funds for clients all over the world.

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

           There has been substantial litigation in the software industry involving intellectual property rights. We do not believe that we are infringing, or that any technology in development will infringe, the intellectual property rights of others. The risk of infringement by us is heightened with respect to our business model technology, as that technology has not stood any significant test of time. There can be no assurance that infringement claims would not have a material adverse effect on our business, financial condition and results of operations. In addition, to the extent that we acquire or license a portion of the software or data included in our products or services from third parties (data is licensed from third parties), or market products licensed from others generally, our exposure to infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software or data technology. In the future, litigation may be necessary to establish, define, enforce and protect trade secrets, copyrights, trademarks and other intellectual property rights. We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, which could be expensive, or prevent us from selling our products or services or using our trademarks, any one of which could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

           As of January 31, 2009, we had 64 full-time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

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




          Item 1A.     Risk Factors
FORWARD-LOOKING STATEMENTS; BUSINESS RISKS

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

          o demand of buyers and sellers to use and transact business on our platform

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



Item 2.  Properties

     The Company's UK subsidiary and dealing room is located at 68 Great Eastern Street, 3rd Floor, London EC2A 3JT, England, UK. There the Company rents 800 square feet of office space.

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

The Company also rents 197 square meters of offices in Limassol, Cyprus at 1 Griva Digheni& Chrysanthou Street.

Rent expense for the fiscal year ended January 31, 2009 was approximately $255,054.


Item 3. Legal Proceedings

1. In May, 2004, the Tel-Aviv Stock Exchange Ltd. (the "Stock Exchange") submitted a claim against the Company for a permanent and temporary restraining order to prevent the Company from using the Tel-Aviv 25 Index and/or any other index owned by the Stock Exchange as part of the Company's online trading at its website. The Company claimed that the Stock Exchange does not have copyrights regarding the indexes and that it did not mislead the public in any way.

The Company answered the claim for a temporary restraining order, and in June, 2004, the Court accepted the Company's claim. In August, 2005, the Stock Exchange appealed to the Supreme Court, and thereafter the Company submitted its response to the appeal. The Supreme Court accepted the Company's claim. The case is scheduled for a pre-trial meeting on June 22, 2008.

2. In February 2008, a shareholder of the Company filed a claim against the Company in the District Court of Clark County, Nevada, relating to the requirement by the Company's transfer agent, Standard Register and Transfer Company that such shareholder provide collateral in order to replace a stock certificate that shareholder claims to have lost. The shareholder claims that the Company has instructed its transfer agent to require a high amount of collateral. The Company and shareholder have entered into a ettlement Agreement.

3. Customer v. Finotec Trading UK Limited (in arbitration; previously before the Tel Aviv Magistrates Court): This is a case in which a former customer of Finotec Trading UK Limited ("Finotec UK"), has sued for $41,973.00. The customer asserts that Finotec UK's cancelation of certain trades in April and June 2008 was unlawful and that he is entitled to lost profits. In February 2009, at the suggestion of the court, the parties agreed to submit the dispute to arbitration. Two arbitration hearings were held in March 2009, and customer's attorney has filed his written summations. We expect to file our written summations within approximately three weeks. In connection with the agreement to arbitrate, in the spring of 2009, Finotec deposited, in an attorney escrow account, the amount claimed in the Action. Finotec UK intends to defend the matter vigorously.

4. Customer v. Finotec Trading Ltd. (Tel Aviv Magistrates Court): This is a case in which a customer of Finotec Trading Ltd. ("Finotec Israel"), has sued Finotec Israel for NIS 154,000. The customer alleges that Finotec Israel acted negligently in (a) recommending that he execute trades through a third-party, and (b) failing to oversee such third party. Finotec Israel filed its statement of defense in December 2008, and it intends to defend the case vigorously. Customer's questionnaire and document demand were received on May 4, 2009.

5. Potential Claim of Customer: On or about Nov. 16, 2008, Finotec Israel received a letter from counsel to a customer, concerning an alleged claim of customer, who has been a customer of Finotec Israel. The essence of the claim in the letter is that Finotec Israel unlawful cancelled certain trades of customer in October 2007. The letter is not clear as to the amount of damages allegedly owed to customer. The letter refers to customer's right to reinstate a transaction in the amount of $5,000, and it also asserts that customer is entitled to damages of NIS 2,000 To the best of our knowledge, no lawsuit has been filed by customer (or on his behalf) against any Finotec entity.

Management does not expect these claims to have a material effect on the Company's financial position or results of operations.


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


                            PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

(a) The Company's Common Stock is quoted on the OTC Bulletin Board )OTCBB( under the symbol "FTGI.OB" The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers
     (NASD) for the periods ending January 31, 2009. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                            High                 Low
                                            ----                 ---
                  2008
                  -----
                First Quarter               1.01                 .65

                Second Quarter               .85                 .26

                Third Quarter                .20                 .90

                Fourth Quarter               .15                 .52

                  2007
                  -----
                First Quarter                n/a                 n/a

                Second Quarter               n/a                 n/a

                Third Quarter                n/a                 n/a

                Fourth Quarter              1.54                 .05

         As of January 31, 2009, we had 1,102 holders of record of our common stock.




(b) No dividends were paid during the fiscal year ending January 31, 2009. The Articles of Merger restrict the Company's ability to pay dividends. The Company may not pay dividends if doing so would result in a consolidated current ratio of less than two, that is, current assets equaling less than twice current liabilities.

Item 6.

     FINOTEC GROUP, INC. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. Certain of the statements contained in this Form 10-K which are not statements of historical fact are forward-looking statements that involve risks and uncertainties. Such forward-looking statements are made only as of the date of this Form 10-K. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" as well as those discussed elsewhere in this Form 10-K.


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

In Poland, Finotec Trading Polska S. A., for the purpose of obtaining the necessary authorization to act as a market maker in Foreign Exchange and CFD's in Poland and Eastern Europe. As a result of the FSA approval received by Finotec UK, and the accompanying approvals in other European countries, including Poland, the Company decided to discontinue the authorization process in Poland. In November, 2008, this subsidiary has been sold.


 Customers can open accounts with Finotec Trading UK Ltd. by several methods;

         1.Directly with Finotec Trading UK Ltd.
         2.Via affiliates and Introducing Brokers ("IB's") that sign commission sharing agreement Finotec Trading UK Ltd.

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

OVERALL

     Net gain from foreign currency future operations was $2,641,116, for the year ended January 31, 2009. There were net gains of $6,984,671 from foreign currency future operations for the year ended January 31, 2008. This decrease of $4,345,555 is attributable primarily to decreased spreads (commissions) on many transactions.


OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials. The Company's subsidiary, Forexcash Global Trading, Ltd., owns all intellectual property rights relating to our business. Research and development expenses were $308,935 for the year ended January 31, 2009, and $387,620 for the year ended January 31, 2008, a decrease of $78,685. This decrease was due to a decrease in research expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, information technology employees; telecommunications; rent; marketing; other facility expenses; and insurance. General and administrative expenses were $1,053,625 for the year ended January 31, 2009, and $708,008 for the year ended January 31, 2008, an increase of $345,617 due primarily to the Company's continuing development of its business, and the acquisition of new computers, office furniture and equipment.

Liquidity and Capital Resources

     The Company's cash balance decreased by $4,027,447 from a cash balance at January 31, 2008 of $9,135,591 to $5,108,144 at January 31, 2009. The decrease is primarily attributable to a significant decrease in cash provided by operating activities offset by an increase in cash provided by financing activities.


Net cash used in operating activities amounted to $7,767,822 for the year ended January 31, 2009, while net cash provided by operating activities was $4,328,866 for the year ended January 31, 2008, an increase of $12,096,688. The increase in net cash used in operating activities primarily resulted from a decrease in net income and a decrease in customers deposits.

Net cash used in investing activities for the year ended January 31, 2009, was $136,703 while it was $564,929 used in investing activities for the year ended January 31, 2008, a decrease of $428,226. The cash used in investing activities for the year ended January 31, 2009, primarily resulted from the acquisition of property and equipment.

The Company had cash provided in financing activities of $4,468,123 during the year ended January 31, 2009 compared to net cash provided by financing activities of $14,686 during the year ended January 31, 2008, an increase of $4,453,437. This increase primarily reflects the purchase by several investors of shares of the Company in a private placement.

     Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. The Company has sufficient funds to satisfy its cash requirements until early June 2009, assuming monthly expenses of the Company at $750,000 and no revenue generation by the Company. In April 2008, due to lower-than-expected revenues, the Company laid off approximately 15% of its employees and engaged in other cost-cutting measures. Such action may have a material adverse effect on the Company's operations and results. The Company intends to try to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.




     Until required for operations, Finotec's policy is to invest its cash reserves in bank deposits.

Finotec expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Finotec's control.



Item 7. Financial Statements and Supplementary Data



                               FINOTEC GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            JANUARY 31, 2009 AND 2009

                               FINOTEC GROUP INC.,
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED JANUARY 31, 2009

Page
F-2             Consolidated Balance sheet
--------------------------------------------------------------------


F-3             Statement of Income
--------------------------------------------------------------------


F-4             Statement of Stockholders' equity
--------------------------------------------------------------------


F-5             Statement of cash flow operations
--------------------------------------------------------------------

                                FINOTEC GROUP INC AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEET

===========================================================================================================
                                                                                      U.S Dollars
                                                                         ----------------------------------
                                                                          January 31             January 31
                                                                         ----------------------------------
                                                                              2009                   2008
                                                                         ----------------------------------

ASSETS
Current Assets
Cash and cash equivalents                                                  5,108,144              9,135,591
Securities                                                                         -                486,151
Prepaid and other current assets                                             472,662                293,562
-----------------------------------------------------------------------------------------------------------
               Total Current Assets                                        5,580,806              9,915,304

Property and Equipment, Net                                                  599,879                729,532
Forward transaction-Hedging                                                  441,090                354,100

-----------------------------------------------------------------------------------------------------------
               Total Assets                                                6,621,775             10,998,936
===========================================================================================================







LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
short term bank credit                                                           216                 22,493
Accounts payable and accrued expenses                                        995,820                945,151
Customers deposits                                                         4,924,316              6,151,755
Forward transaction-Customers and Hedging                                     27,649                546,578
Provision for severance                                                      261,063                188,158
-----------------------------------------------------------------------------------------------------------
               Total current Liabilities                                   6,209,064              7,854,135
-----------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized,
    86,721,825 shares issued and outstanding                                  92,098                 70,892
Treasury stock                                                                    --               (156,513)
Additional paid-in capital                                                 5,858,059              1,545,378
Foreign currency translation adjustment                                     (732,344)              (159,916)
Retained earnings                                                         (4,805,102)             1,844,960
-----------------------------------------------------------------------------------------------------------
               Total Stockholders' Equity                                    412,711              3,144,801
-----------------------------------------------------------------------------------------------------------
               Total Liabilities and Stockholders' Equity                  6,621,775             10,998,936
===========================================================================================================

See accompanying notes to consolidated financial statements.

                                 FINOTEC GROUP INC AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF OPERATIONS
=========================================================================


                                                                   ===========================================
                                                                                      U.S Dollars
                                                                   -------------------------------------------
                                                                            January 31             January 31
                                                                               2009                   2008
                                                                   -------------------------------------------
Revenues
Net (losses) gain from foreign currency future operations                    2,641,116              6,984,671

Consulting                                                                       5,746                  1,985


-------------------------------------------------------------------     --------------            -----------
               Total Revenues                                                2,646,862              6,986,656
-------------------------------------------------------------------     --------------            -----------

Operating Expenses
Selling, General and Administrative                                          1,053,625                708,008
Salaries                                                                     2,948,013              2,146,560
Research and Development                                                       308,935                387,620
Technology and computer                                                        859,896                722,561
Commissions Brokers                                                                  0               (147,691)
Bonuses & cash back-Witholding                                                 132,941                492,729
Marketing                                                                    1,608,866              1,097,674
Professional fees                                                              710,772                543,388
Financial datas                                                                232,754                192,871
Depreciation                                                                   265,378                213,744
Exceptional                                                                    224,323                  7,513
Other expense                                                                  570,106                530,339
-------------------------------------------------------------------     --------------            -----------
               Total Operating Expenses                                      8,915,609              6,895,317
-------------------------------------------------------------------     --------------            -----------
               Operating P&L                                                (6,268,748)                91,340

Financing Expenses
Interest (expense) income                                                       79,300                452,940
Finance Charges                                                               (460,615)              (645,241)
-------------------------------------------------------------------     --------------            -----------
               Financing P&L                                                  (381,315)              (192,301)

Exceptional Expenses
Exceptional (expense) - Previous years
               Exceptional  P&L


               Profit&Loss before income taxes                              (6,650,062)              (100,961)

Income tax expense                                                                   0                      0
-------------------------------------------------------------------     --------------            -----------
               Net  Income (Loss)                                           (6,650,062)              (100,961)
===================================================================     ==============            ===========

Weighted average number of shares outstanding
  Basic                                                                     86,721,825             65,516,224

Net Income per common share- Basic                                               -$0.1                  -$0.0
===================================================================     ==============            ===========

See accompanying notes to consolidated financial statements.

                                 FINOTEC GROUP INC AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF OPERATIONS
=======================================================================================

                                                                                                  U.S Dollars
                                                                               -------------------------------------------
                                                                                      January 31             January 31
                                                                                      ----------             ----------
                                                                                         2009                   2008
                                                                                         ----                   ----


Cash Flows from Operating Activities
       Net Income ( Loss)                                                             (6,650,062)             (100,961)

Adjustment to reconcile Net Loss to
  Net cash Used in Operating Activities
       Depreciation                                                                      265,378               276,498
       Loss on sold assets                                                                19,593                     -


Changes in Operating Assets and Liabilities
       Decrease in prepaid and other current assets                                     (179,098)             (191,903)
       Increase in accrued expenses                                                          424               202,265
       Decrease in other current liabilities                                              50,246               262,940
       Increase in accrued severance payable                                              72,905                83,882
       Increase (decrease) in receivable forward Clients Trs                             (86,990)              541,296
       Increase (decrease) in payable forward Hedging Trs/option                        (518,929)                    -
       Increase in marketable securities                                                 486,151             1,171,250
       Increase (decrease) in customers Deposits                                      (1,227,439)            2,083,599
-----------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) Operating Activities                  (7,767,822)            4,328,866
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
       Purchase of fixed Assets                                                         (170,660)             (605,866)
       Selling of fixed Assets                                                            33,957                40,937
-----------------------------------------------------------------------------------------------------------------------
                 Net cash provided by Investing Activities                              (136,703)             (564,929)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
       Short term bank credit                                                            (22,277)                1,185
       Proceeds from treasury shares                                                           -                13,501
       Stock issuance                                                                  4,490,400                     -
-----------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) Financing Activities                   4,468,123                14,686
-----------------------------------------------------------------------------------------------------------------------

Effect of Foreign Currency Translation                                                  (591,045)             (137,976)
-----------------------------------------------------------------------------------------------------------------------

                 Net increase in Cash and Cash Equivalent                             (4,027,447)            3,640,647

Cash and Cash Equivalents- beginning of year                                           9,135,591             5,494,944
-----------------------------------------------------------------------------------------------------------------------

                 Cash and Cash Equivalents- Ending                                     5,108,144             9,135,591
=======================================================================================================================

Supplemental disclosure of cash flow information:
       Cash paid during the year for interest, net                                         2,996                40,873
=======================================================================================================================

See accompanying notes to consolidated financial statements.

                                                   FINOTEC GROUP INC AND SUBSIDIARIES

                                       UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
====================================================================================================================================

                                        Common Stock
                                     ------------------
                                                                                 Accumulated
                                                         Additional                  Other                Stock
                                                            Paid      Deficit   Comprehensive Treasury Subscription
                                        Shares   Amount  in capital Accumulated     income      Stock   Receivable      Total
------------------------------------------------------------------------------------------------------------------------------
Balance at january 31, 2006          34,985,241  34,985  1,545,378    (532,949)     (24,426)                     0   1,022,988
==============================================================================================================================

Net  Income (Loss)                                                   2,478,870                                       2,478,870

Purchase of shares                   (2,687,500)  2,689                                      (169,813)                (167,125)

Exercise of Options                  33,018,483  33,018                                                                 33,018

Foreign currency translation                                                          2,486                              2,486

------------------------------------------------------------------------------------------------------------------------------
Balance at january 31, 2007          65,316,224  70,692  1,545,378   1,945,921      (21,940) (169,813)           0   3,370,238
==============================================================================================================================

Net  Income (Loss)                                                    (100,961)                                       (100,961)

Shares issued from Treasury stock       200,000     200                                        13,300                   13,500
Purchase of shares                                                                                                           0

Exercise of Options                                                                                                          0

Foreign currency translation                                                       (137,976)                          (137,976)

------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2008          65,516,224  70,892  1,545,378   1,844,960     (159,916) (156,513)           0   3,144,801
==============================================================================================================================

Net  Income (Loss)                                                  (6,650,062)                                     (6,650,062)

Shares issued                         2,487,500   2,488    413,124                            156,513                  572,125
New shares issuing                    1,860,324   1,860    426,015                                                     427,876
New shares issuing                    3,333,333   3,333    996,667                                                   1,000,000
New shares issuing                    2,793,889   2,794    500,106                                                     502,900
New shares issuing                    7,222,222   7,222  1,292,778                                                   1,300,000
New shares issuing                    2,708,333   2,708    484,792                                                     487,500
New shares issuing                      600,000     600    149,400                                                     150,000
New shares issuing                      200,000     200     49,800                                                      50,000
Total issued : 21,205,601
Exercise of Options                                                                                                          0

Foreign currency translation                                                       (572,428)                          (572,428)

------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2009          86,721,825  92,098  5,858,059  (4,805,103)    (732,344)        0            0     412,710
==============================================================================================================================

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

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


2.   Summary of Significant Accounting Policies

     Principles of
     Consolidation              The consolidated financial statements include
                                the accounts of Finotec Inc. and its wholly owned subsidiaries, Finotec Trading, Inc.
                                ("Finotec Trading") and its owned subsidiaries
                                Finotec Trading Cyprus Ltd. Finotec USA Inc.,
                                Finotec Trading Polska S.A., Finotec Trading UK
                                Ltd, and Finotec Ltd.'s 99.7% owned subsidiary,
                                Forexcash Global Trading Ltd. ("Forexcash")
                                (collectively referred to as the "Company", unless otherwise indicated). All material intercompany transactions and balances have been eliminated in consolidation.

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



     Advertising Expense        The Company expenses advertising costs as
                                incurred. Advertising expenses included in the profit and losses in the total amount of Marketing for the years ended January 31, 2009 and 2008 amounted to $1,084,562 and $742,599, respectively.

     Use of Estimates           The preparation of financial statements in
                                conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.


 Shareholders' Equity
                                On June 16, 2008, the Company entered into definitive agreements for the sale of 4,347,824 shares of Common Stock at a price of $0.23 per share. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 10,000,000 shares of Common Stock at an exercise price of $0.50 per share. Four investors subscribed to the investment. The shares of Common Stock sold in the private placement offering have not been registered and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed in mid-June 2008. 2,487,500 treasury shares were issued as part of the 4,347,824 shares issued thereunder.


                                On July 29, 2008, the Company entered into a definitive agreement for the sale of 3,333,333 shares of Common Stock at a price of $0.30 per share for a total of $1 million. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 1,428,571 shares of Common Stock at an exercise price of $0.70 per share. The shares of Common Stock sold in the private placement offering have not been registered and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed on July 31, 2008

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Shareholders' Equity
     (Continued)

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

     Translation of Foreign
     Currencies                 Forexcash Ltd and Finotec Trading Cyprus Ltd,
                                Finotec Trading UK Ltd and Finotec Trading
                                Polska SA Ltd are operated primarily in local currencies, which represent the functional currencies of those subsidiaries. Forexcash
                                Ltd, Finotec Trading UK Ltd and Finotec Trading
                                Cyprus Ltd encompass substantial part of the Company's operations. All assets and liabilities of Forexcash Ltd and FinotecTrading
                                Cyprus Ltd Finotec Trading UK Ltd and Finotec
                                Trading Polska SA Ltd were translated into U.S.
                                dollars using the exchange rate prevailing at the balance sheet date, while income and expense amounts were translated at average exchange rates during the year. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders' equity.

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



     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
                                (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the years ended January 31, 2009 and 2008, because the effect of these securities is antidilutive.

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Critical accounting policies
     (Continued)


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

Marketable Securities           Available-for-sale securities are carried at
                                fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. As of January 31, 2009 the market value of the security equals its cost.

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



3.   Property and
     Equipment Consist of the following:

        As of January 31, 2009

                                Computer equipment                               $  862,272
                                Purchased software                                  222,647
                                Office furniture and equipment                      234,647
                                Leasehold improvements                              117,666

                                -----------------------------------------------------------
                                 Total Property and Equipment at Cost             1,437,494

                                Less accumulated depreciation and amortization      837,615
                                -----------------------------------------------------------
                                 Property and Equipment - Net                    $  599,879
                                ===========================================================



4.   Related Party
     Transactions/Loans         Finotec Inc. is a holding Company which operates
                                via its wholly owned subsidiaries and their subsidiaries. Within the Group there are various inter- company agreements setting out the different undertakings of the companies and the commissions paid in such transactions.

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

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

7.   Derivative Financial
         Instruments            Derivative financial instruments consist of the
                                Company's forward foreign exchange currency contracts, which are agreements to exchange specific amounts of currencies at a future date, at a specific rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange risk management needs of the Company's clients. The major risk associated with this instrument is that foreign exchange rates could change in an unanticipated manner, resulting in a loss in the underlying value of the instrument. The Company mitigates this risk by using hedging techniques that limit the exchange rate exposure. As the Company accounts for the foreign exchange contracts as fair value hedges (per FASB No. 133), all gains and losses are recognized in earnings and the fair value of the instruments are reported as other assets/liabilities on the consolidated balance sheet.. During the year ended January 31, 2009 the Company recognized gains in an amount of $182,897 from its forward foreign currency contracts. As of January 31, 2009, the Company has entered into a number of forward foreign exchange currency contracts that were hedged in February, 2009. The Company recognized a gain of approximately $50,410 on these contracts, during the first quarter of fiscal 2009..


8.   Legal Proceedings

                                1- Customer v. Finotec Trading UK Limited (in arbitration; previously before the Tel Aviv Magistrates Court): This is a case in which a former customer of Finotec Trading UK Limited ("Finotec UK"), has sued for $41,973.00. The customer asserts that Finotec UK's cancelation of certain trades in April and June 2008 was unlawful and that he is entitled to lost profits. In February 2009, at the suggestion of the court, the parties agreed to submit the dispute to arbitration. Two arbitration hearings were held in March 2009, and customer's attorney has filed his written summations. We expect to file our written summations within approximately three weeks. In connection with the agreement to arbitrate, in the spring of 2009, Finotec deposited, in an attorney escrow account, the amount claimed in the Action. Finotec UK intends to defend the matter vigorously.

                                2- Customer v. Finotec Trading Ltd. (Tel Aviv Magistrates Court): This is a case in which a customer of Finotec Trading Ltd. ("Finotec Israel"), has sued Finotec Israel for NIS 154,000. The customer alleges that Finotec Israel acted negligently in (a) recommending that he execute trades through a third-party, and (b) failing to oversee such third party. Finotec Israel filed its statement of defense in December 2008, and it intends to defend the case vigorously. Customer's questionnaire and document demand were received on May 4, 2009.

                                                             FINOTEC GROUP, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

8.   Legal Proceedings

             (continued)


                                3-. Potential Claim of Customer: On or about
                                Nov. 16, 2008, Finotec Israel received a letter from counsel to a customer, concerning an alleged claim of customer, who has been a customer of Finotec Israel. The essence of the claim in the letter is that Finotec Israel unlawful cancelled certain trades of customer in October 2007. The letter is not clear as to the amount of damages allegedly owed to customer. The letter refers to customer's right to reinstate a transaction in the amount of $5,000, and it also asserts that customer is entitled to damages of NIS 2,000 To the best of our knowledge, no lawsuit has been filed by customer (or on his behalf) against any Finotec entity.

                                Management does not expect either claim to have a material effect on the Company's financial position or results of operations.



9.   Commitments                Forexcash Ltd, Finotec Trading (Cyprus) Ltd and
                                Finotec Trading UK Ltd lease their offices space facilities on a month-to-month basis. Rent expense included in the profit and losses in the total amount of Selling, General and Administrative for the years ended January 31, 2009 and 2008 amounted to $255,054 and $204,340, respectively.


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

PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure for the year ended January 31, 2009.


Item 8A.  Controls and Procedures.



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

     o    Remediation Plan:  The Audit Committee will be activated.
     o    The Company will implement an internal audit function.
     o The CFO will extract from the information system an access list for all employees and ensure that each function, screen and field is suitable to the employee's job description.
     o    The CFO will ensure that the access rights are adequately segregated.

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

Item 9.  Directors, Executive Officers, Promoters, and Control Persons.

The officers of the Company are as follows:

NAME                       POSITION(S)                TERM OF OFFICE
Didier Essemini (37)     President, Chief Financial       1 year
                         Officer, Director
Guy Senbel (56)          Secretary, Director              1 year
Gil Ovadia (43)                 Director                  1 year
Victor Essemini (63)            Director                  1 year
Albert Layani (68)              Director                  1 year



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

ITEM 10. MANAGEMENT REMUNERATION

     The following table sets forth the compensation paid during the fiscal year ended January 31, 2009, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2008.


                                              Annual  Compensation                        Awards                 Payouts
                                 ---------------------------------------------  ------------------------   ---------------------
                                                                      Other
                                                                      Annual     Restricted    Securities                Other
                                                                      compen-      Stock       Underlying     LTIP      Compen-
                                                                      sation      Award(s)    Options/SAR    Payouts    sation
Name and Principal Position      Year     Salary ($)     Bonus ($)      ($)         ($)           (#)          ($)        ($)
---------------------------      ----     ----------     ---------      ---         ---           ---          ---        ---
Didier Essemini
President,                       2008       $385,126        -0-         -0-         -0-              -0-       -0-
Director


Guy Senbel
Director                         2008            -0-        -0-         -0-         -0-         -$1,000-       -0-        -0-


Gil Ovadia
Director                         2008            -0-        -0-         -0-         -0-         -$1,500-       -0-        -0-
Victor Essemini                                  -0-        -0-         -0-         -0-         -$1,000-
Albert Layani                                    -0-        -0-         -0-         -0-         -$1,000-


Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


     The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of January 31, 2009, by
(i) each Director of the Company, (ii) each executive officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.

                                       Shares Beneficially Owned
                                       -------------------------
                                                       Percentage
Directors and Executive Officers        Shares Held     Owned (1)
----------------------------------      -----------     ---------

Didier Essemini                         36,175,983        41%


Guy Senbel                               2,302,650         3%

Gil Ovadia                          option to purchase 100,000 shares

Directors and Officers as a Group       38,478,633        44%

(1) Percentage of ownership is based on 86,721,825 shares of Common Stock issued and outstanding as of January 31, 2009.



BENEFICIAL OWNERS OF OVER 5%
----------------------------

Gan Paradis Ltd. owns 6,115,000 unregistered Shares or 7% of the Company.

Registered Office
Kings Court
PO Box N-3944
Bay Street
Nassau, Bahamas

Director
Allistair Matthew Cunningham


3,057,500 of Didier Essemini's 36,175,983 shares consist of his 50% ownership of Gan Paradis Ltd.


Tableland Ltd owns 7,222,222 registered Shares or 8% of the Company.


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


     There have been no other material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest other than as listed in this Form 10K.

Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) All required exhibits are incorporated herein by reference from the Company's Form 10-K and Amendments thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: May 14, 2009                     By:  /s/ Didier Essemini
                                            -------------------
                                            Didier Essemini
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature               Title                              Date


/s/ Didier Essemini
--------------------
Didier Essemini         President, Chief Financial
May 14, 2009            Officer and a Director

/s/ Guy Senbel
---------------
Guy Senbel              Secretary and a Director           May 14, 2009

/s/ Gil Ovadia
---------------
Gil Ovadia                      Director                   May 14, 2009

/s/ Albert Layani
---------------
Albert Layani                   Director                    May 14, 2009

/s/ Victor Essemini
---------------
Victor Essemini                 Director                   May 14, 2009