Form 10-K/A
period 2009-01-31
FINOTEC GROUP INC
filed 2009-06-05
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K/A
                                (Amendment No. 1)



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



Item 7. Financial Statements and Supplementary Data



                               FINOTEC GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            JANUARY 31, 2009 AND 2009

Gvilli & Co. C.P.A. (isr.)                             7 Haeshel St.
                                                       Cesarea Israel 38900
                                                       Phone: 04 - 6372740
                                                       Fax: 04 - 6272130
                                                       E-mail: ir@gvilicpa.co.il





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
and Stockholders
Finotec Group, Inc.

We have audited the accompanying consolidated balance sheet of Finotec Group, Inc. as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of January 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States.





/s/ Gvilli and Co.
Gvilli & Co.

April 30, 2009
Caesarea, Israel



                                                                               1




                                                                    ------------
                                                                    Gvilli & Co.
                                                                    ------------

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




DATE: June 5, 2009                     By:  /s/ Didier Essemini
                                            -------------------
                                            Didier Essemini
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature               Title                              Date



/s/ Didier Essemini
--------------------
Didier Essemini         President, Chief Financial
June 5, 2009            Officer and a Director



/s/ Guy Senbel
---------------
Guy Senbel              Secretary and a Director           June 5, 2009

/s/ Gil Ovadia
---------------
Gil Ovadia                      Director                   June 5, 2009

/s/ Albert Layani
---------------
Albert Layani                   Director                   June 5, 2009

/s/ Victor Essemini
---------------
Victor Essemini                 Director                   June 5, 2009