Form 10-Q
period 2009-04-30
FINOTEC GROUP INC
filed 2009-06-19
CIK 831378

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                      for the quarter ended April 30, 2009

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


               228 East 45 Street, Suite 1801, New York, NY 10017
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                  718-513-3620
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange
                                Act. (Check one):

Large accelerated filer  [_]                      Accelerated filer  [_]

Non-accelerated filer [_]                         Smaller reporting company  [X]
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                             Outstanding at April 30, 2009
----------------------------------------           -----------------------------
Common Stock, par value $0.001 per share                     89,921,825

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets
         April 30, 2009 (unaudited) and April 30, 2008.........................3

         Statements of Operations
         Three Months ended
         April 30, 2009 and 2008 (unaudited)...................................4

         Statements of Cash Flows - Three Months ended
         April 30, 2009and 2008
         (unaudited)...........................................................6

         Notes to Consolidated Financial Statements (unaudited)................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........14

Item 4T  Controls and Procedures..............................................14


PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................16

Item 1A. Risk Factors ........................................................17

Item 2.  Unregistered Sale of Equity Securities ..............................19

Item 6.  Exhibits.............................................................20

     Signature................................................................21

                                                  FINOTEC GROUP INC AND SUBSIDIARIES

                                                 UNAUDITED CONSOLIDATED BALANCE SHEET
====================================================================================================================================
                                                                                                           U.S Dollars
                                                                                             ---------------------------------------
                                                                                             April 30        April 30    January 31
                                                                                             ---------------------------------------
                                                                                               2009            2008         2009
                                                                                             ---------------------------------------
ASSETS

Current Assets
Cash and cash equivalents                                                                     4,612,310     6,561,749     5,108,144
Prepaid and other current assets                                                                500,346       326,317       472,662
------------------------------------------------------------------------------------------------------------------------------------
              Total Current Assets                                                            5,112,656     6,888,067     5,580,806

Property and Equipment, Net                                                                     537,179       839,226       599,879
Hedging - Receivable                                                                                  -         5,429       441,090

------------------------------------------------------------------------------------------------------------------------------------
              Total Assets                                                                    5,649,835     7,732,722     6,621,776
====================================================================================================================================




LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
short term bank credit                                                                           54,896       213,476           216
Accounts payable and accrued expenses                                                           700,374     1,124,826       995,820
Customers deposits                                                                            4,324,687     5,606,614     4,924,316
Forward transaction-Customers and Hedging                                                             -       275,038        27,649
Provision for severance                                                                         255,342       198,913       261,063
------------------------------------------------------------------------------------------------------------------------------------
              Total current Liabilities                                                       5,335,299     7,418,867     6,209,064
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized,
  86,721,825   shares issued and outstanding                                                     95,298        70,892        92,098
Treasury stock                                                                                        -      (156,513)            -
Additional paid-in capital                                                                    6,254,859     1,545,378     5,858,059
Foreign currency translation adjustment                                                        (640,006)      (43,431)     (732,344)
Retained earnings     0                                                                      (5,395,615)   (1,102,471)   (4,805,102)
------------------------------------------------------------------------------------------------------------------------------------
              Total Stockholders' Equity                                                        314,536       313,855       412,711
------------------------------------------------------------------------------------------------------------------------------------
              Total Liabilities and Stockholders' Equity                                      5,649,835     7,732,722     6,621,776
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                       FINOTEC GROUP INC AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
================================================================================

                                                                                                              US Dollars
                                                                                                ------------------------------------

                                                                                                  April 30                April 30
                                                                                                  --------                --------
                                                                                                    2009                    2008
                                                                                                ------------------------------------
Revenues
Net (losses) gain from foreign currency future operations                                          684,781                 (412,776)

Consulting                                                                                           2,045                      976


------------------------------------------------------------------------------------------------------------------------------------
           Total Revenues                                                                          686,826                 (411,800)
------------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
Selling, General and Administrative                                                                110,768                  328,165
Salaries                                                                                           516,981                  835,008
Research and Development                                                                            51,691                  109,655
Technology and computer                                                                            155,009                  197,668
Commissions Brokers                                                                                      0                   34,421
Bonuses & cash back-Witholding                                                                           0                   89,257
Marketing                                                                                          125,050                  595,923
Professional fees                                                                                   57,585                  195,791
Financial datas                                                                                     19,259                   79,305
Depreciation                                                                                        57,034                   49,306
Exceptional                                                                                              0                        0
Other expense                                                                                       51,451                  169,269
------------------------------------------------------------------------------------------------------------------------------------
           Total Operating Expenses                                                              1,144,827                2,683,769
------------------------------------------------------------------------------------------------------------------------------------
           Operating P&L                                                                          (458,001)              (3,095,569)

Financing Expenses
Interest (expense) income                                                                            6,857                  158,777
Finance Charges                                                                                   (139,368)                 (10,639)
------------------------------------------------------------------------------------------------------------------------------------
           Financing P&L                                                                          (132,511)                 148,138

Exceptional Expenses
Exceptional (expense) - Previous years
           Exceptional  P&L


           Profit&Loss before income taxes                                                        (590,512)              (2,947,431)

Income tax expense                                                                                       0                        0
------------------------------------------------------------------------------------------------------------------------------------
           Net  Income (Loss)                                                                     (590,512)              (2,947,431)
====================================================================================================================================

Weighted average number of shares outstanding
 Basic and Diluted                                                                              89,921,825               65,516,224

Net Income per common share- Basic and Diluted                                                      -$0.01                   -$0.04
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                                  FINOTEC GROUP INC AND SUBSIDIARIES

                                      UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
====================================================================================================================================

                                         Common Stock
                                     -------------------                               Accumulated              Stock
                                                             Additional                   Other                Subscrip-
                                                               Paid         Deficit   Comprehensive  Treasury    tion
                                       Shares     Amount     in capital   Accumulated    income       Stock    Receivable    Total
------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                    (246,443)                                      (246,443)
Foreign currency translation                                                             (48,830)                           (48,830)

------------------------------------------------------------------------------------------------------------------------------------
Balance at Janaury 31, 2004          34,985,241                           (1,465,466)    (17,488)                            97,409
------------------------------------------------------------------------------------------------------------------------------------

Net  Income (Loss)                                                            44,055                                         44,055
Foreign currency translation                                                             (16,858)                           (16,858)

------------------------------------------------------------------------------------------------------------------------------------
Balance at Janaury 31, 2005          34,985,241   34,985     1,545,378    (1,421,411)    (34,346)                    0      124,606
====================================================================================================================================

Net  Income (Loss)                                                           888,462                                        888,462
Foreign currency translation                                                               9,920                              9,920

------------------------------------------------------------------------------------------------------------------------------------
Balance at january 31, 2006          34,985,241   34,985     1,545,378      (532,949)    (24,426)                    0    1,022,988
====================================================================================================================================

Net  Income (Loss)                                                         2,478,870                                      2,478,870
Purchase of shares                   (2,687,500)   2,689                                            (169,813)              (167,125)
Exercise of Options                  33,018,483   33,018                                                                     33,018
Foreign currency translation                                                               2,486                              2,486

------------------------------------------------------------------------------------------------------------------------------------
Balance at january 31, 2007          65,316,224   70,692     1,545,378     1,945,921     (21,940)   (169,813)        0    3,370,238
====================================================================================================================================

Net  Income (Loss)                                                          (100,961)                                      (100,961)

Shares issued from Treasury stock       200,000      200                                              13,300                 13,500
Purchase of shares                                                                                                                0
Foreign currency translation                                                            (137,976)                          (137,976)

------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2008          65,516,224   70,892     1,545,378     1,844,960    (159,916)   (156,513)        0    3,144,801
====================================================================================================================================

Net  Income (Loss)                                                        (6,650,062)                                    (6,650,062)

Shares issued                         2,487,500    2,488       413,124                               156,513                572,125
New shares issuing                   18,718,101   18,718     3,899,557                                                    3,918,275
Total issued 21,205,601
Foreign currency translation                                                            (572,428)                          (572,428)

------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2009          86,721,825   92,098     5,858,059    (4,805,102)   (732,344)          0         0      412,710
====================================================================================================================================

Net  Income (Loss)                                                          (590,512)                                      (590,512)
New shares issuing                    3,200,000    3,200       396,800                                                      400,000
Total issued 3,200,000
Foreign currency translation                                                              92,338                             92,338

------------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 2009            89,921,825   95,298     6,254,859    (5,395,614)   (640,006)          0         0      314,536
====================================================================================================================================

                       FINOTEC GROUP INC AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
================================================================================

                                                                                                              US Dollars
                                                                                                   ---------------------------------

                                                                                                    April 30              April 30
                                                                                                    --------              --------
                                                                                                      2009                  2008
                                                                                                      ----                  ----


Cash Flows from Operating Activities
    Net Income ( Loss)                                                                               (590,512)           (2,947,431)

Adjustment to reconcile Net Loss to
 Net cash Used in Operating Activities
    Depreciation                                                                                       57,034               (49,306)


Changes in Operating Assets and Liabilities
    Decrease in prepaid and other current assets                                                      (27,684)              (32,756)
    Increase in accrued expenses                                                                     (126,100)               (7,364)
    Decrease in other current liabilities                                                            (169,345)              187,039
    Increase in accrued severance payable                                                              (5,725)               10,755
    Increase in receivable forward Clients Trs                                                        441,090               348,671
    Increase (decrease) in payable forward Hedging Trs/option                                         (27,649)             (271,540)
    Increase in marketable securities                                                                      (0)              486,151
    Increase in customers Deposits                                                                   (599,629)             (545,141)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) Operating Activities                                            (1,048,521)           (2,820,923)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Purchase of fixed Assets                                                                           (2,468)              (60,389)

------------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by Investing Activities                                                   (2,468)              (60,389)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Short term bank credit                                                                             54,680               190,983
    Stock issuance                                                                                    400,000                     -
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) Financing Activities                                               454,680               190,983
------------------------------------------------------------------------------------------------------------------------------------

Effect of Foreign Currency Translation                                                                100,472               116,485
------------------------------------------------------------------------------------------------------------------------------------

           Net increase in Cash and Cash Equivalent                                                  (495,836)           (2,573,843)
                                                                                                     --------            ----------

Cash and Cash Equivalents- beginning of year                                                        5,108,144             9,135,591
------------------------------------------------------------------------------------------------------------------------------------

           Cash and Cash Equivalents- Ending                                                        4,612,307             6,561,748
====================================================================================================================================

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest, net
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                                             FINOTEC GROUP, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.  Summary of Significant Accounting Policies

     Interim Financial
     Information              The accompanying unaudited consolidated financial
                              statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended January
                              31, 2009. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at April 30, 2009, and the results of their operations and their cash flows for the three months ended April 30, 2009 and April 30, 2008. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2010.

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


     Principles of
     Consolidation            The consolidated financial statements include the
                              accounts of Finotec Inc. and its wholly owned subsidiaries, Finotec Trading, Inc. ("Finotec
                              Trading") and its owned subsidiary Finotec Trading
                              Cyprus Ltd., Finotec Ltd., Finotec USA Inc.,.,
                              Finotec Trading UK Ltd, and Finotec Ltd.'s 99.7% owned subsidiary, Forexcash Global Trading Ltd.
                              ("Forexcash") (collectively referred to as the "Company", unless otherwise indicated). All material intercompany transactions and balances have been eliminated in consolidation.

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

     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
                              (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three months ended April 30, 2009 and 2008, because the effect of these securities is antidilutive.

Marketable Securities         Marketable securities consist principally of
                              corporate stocks. Management has classified the Company's marketable securities as available for sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded 9 the market value of the security equals its cost.

2.  Property and Equipment    Property and equipment consist of the following:

                              Estimated Useful                 April 30, 2009
    January 31, 2009
                                                               Lives (Years)       (Unaudited)
                              ----------------------------------------------------------------------------------------
                              Computer equipment                    3              $   847,370                862,272
                              Purchased software                    3                  218,579                222,647
                              Office furniture and
                               Equipment                            7                  232,997                234,909
                              Leasehold improvements               10                  115,086                117,666

                              ----------------------------------------------------------------------------------------
                                  Total Property and
                                   Equipment at Cost                                 1,414,032              1,437,494
                              Less accumulated depreciation
                               And amortization                                        876,853                837,615
                              ----------------------------------------------------------------------------------------

                                   Property and Equipment - Net                    $   537,179            $   599,879

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



4. Issuances of equity securities


                              On April 30, 2009 the Company entered into a definitive agreement for the sale of 3,200,000 shares of Common Stock at a price of $0.125 per share for a total of $400,000. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase an aggregate of 2,000,000 shares of Common Stock at an exercise price of $0.275 per share. The shares of Common Stock sold in the private placement offering have not been registered and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed on April 30, 2009.




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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2009 AND 2008

NET GAINS (LOSSES) FROM FOREIGN CURRENCY  FUTURE  OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net gain from foreign currency future operations was $ 684,781 for the three months ended April 30, 2009, as compared to a net loss from foreign currency future operations of $ 412,776 for the three months ended April 30, 2008. This increase of $1,097,758 is attributable to a variety of factors including an increase in trading by brokerage clients.

     The Company had net losses of $590,512 for the three months ended April 30, 2009, as compared to a net loss of $2,947,431 for the three months ended April 30, 2008, a decrease of $2,356,919. This decrease is primarily attributable to a decrease in marketing costs, salaries and general and administrative costs..

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs associated with product development and management of the brokerage products and services Finotec offers to its clients. Research and development expenses for the three months ended April 30, 2009 were $51,691, as compared to $109,655 for the three months ended April 30, 2008, a decrease of $57,964.


     OPERATING EXPENSES. Operating expenses were $1,144,827 for the three months ended April 30, 2009, as compared to $2,683,769 for the three months ended April 30, 2008, a decrease of $1,538,942. This decrease was due to a decrease in marketing costs, slaries and general and administrative costs.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $110,768 for the three months ended April 30, 2009, as compared to $328,165 for the three months ended April 30, 2008. a decrease of $217,397. This decrease was due to decreased marketing costs and general expenses.




LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance decreased by $495,836 from a cash balance at January 31, 2009 of $5,108,144 to $4,612,307 at April 30, 2009. This decrease is primarily attributable to the Company's losses during the three months ended April 30, 2009.

     Net cash used in operating activities amounted to $1,048,521 for the three months ended April 30, 2009 compared to net cash used by operating activities of $2,820,923 for the three months ended April 30, 2008, a decrease of $1,772,402. This decrease is attributable to a variety of factors, including the reduction of general and ongoing expenses and the decrease in net loss compared to the same period last year.


     Net cash used in investing activities for the three months ended April 30, 2009 was $2,468 as compared to net cash used in investing activities of $60,389 for the three months ended April 30, 2008, a decrease of $57,921. This decrease primarily resulted from a decrease in the acquisition of property and equipment and a sale of fixed assets.


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


The funds received from investors will be used for working capital purposes and further expansion of the Company's marketing strategy.

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

     During the six months ended January 31, 2009, the Company experienced a significant increase in the number of new client accounts opened as well as an increase in the level of gross new client deposits. The current quarter has similarly seen a further increase in the level of gross new client deposits. However, there can be no assurance that such factors will necessarily have a positive effect on future results of operations.

     In addition, the Company has announced several new product offerings, including a white label online trading platform.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable to the registrant as a smaller reporting company.

ITEM 4T.  CONTROLS AND PROCEDURES


(a)  Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer (who also serves as the Chief Financial Officer), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of April 30, 2009. Based upon this evaluation, the Chief Executive Officer (who also serves as the Chief Financial Officer) has concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2009 due to the material weaknesses in internal control over financial reporting as described below.


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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2009 based on the framework published by the Committee of Sponsoring Organizations of the Tread way Commission, Internal Control -- Integrated Framework. Management has identified the following material weaknesses in the Company's internal control over financial reporting as of April 30, 2009.

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

2. In February 2008, a shareholder of the Company filed a claim against the Company in the District Court of Clark County, Nevada, relating to the requirement by the Company's transfer agent, Standard Register and Transfer Company that such shareholder provide collateral in order to replace a stock certificate that shareholder claims to have lost. The shareholder claims that the Company has instructed its transfer agent to require a high amount of collateral. The Company and shareholder have entered into a Settlement Agreement.

3. Customer v. Finotec Trading UK Limited (in arbitration; previously before the Tel Aviv Magistrates Court): This is a case in which a former customer of Finotec Trading UK Limited ("Finotec UK"), has sued for $41,973.00. The customer asserts that Finotec UK's cancelation of certain trades in April and June 2008 was unlawful and that he is entitled to lost profits. In February 2009, at the suggestion of the court, the parties agreed to submit the dispute to arbitration. Two arbitration hearings were held in March 2009, and customer's attorney has filed his written summations. We expect to file our written summations within approximately three weeks. In connection with the agreement to arbitrate, in the spring of 2009, Finotec deposited, in an attorney escrow account, the amount claimed in the Action.?? Finotec UK intends to defend the matter vigorously.

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

5. Potential Claim of Customer: On or about Nov. 16, 2008, Finotec Israel received a letter from counsel to a customer, concerning an alleged claim of customer, who has been a customer of Finotec Israel. The essence of the claim in the letter is that Finotec Israel unlawful cancelled certain trades of customer in October 2007. The letter is not clear as to the amount of damages allegedly owed to customer. The letter refers to customer's right to reinstate a transaction in the amount of $5,000, and it also asserts that customer is entitled to damages of NIS 2,000. To the best of our knowledge, no lawsuit has been filed by customer (or on his behalf) against any Finotec entity.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

     On April 30, 2009, the Company received funds for the sale of 3,200,000 shares of Common Stock at a price of $0.125 per share. As a part of the transaction, the Company agreed to issue accompanying warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.275 per share. Three investors subscribed to the investment. The offering closed on April 30, 2009. The shares of Common Stock sold in the private placement offering were not registered under the Securities Act of 1933, as amended, and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement.

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

                                     Finotec Group, Inc.
                                     Registrant

Date: June 15, 2009                  /s/ Didier Essemini
                                     -------------------
                                     Didier Essemini
                                     Chief Executive Officer and Chief Financial
                                     Officer