Form 10-Q
period 2009-07-31
FINOTEC GROUP INC
filed 2009-09-15
CIK 831378

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                      for the quarter ended July 31, 2009

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

Large accelerated filer  [_]                      Accelerated filer  [_]

Non-accelerated filer [_]                         Smaller reporting company  [X]
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: - 111,812,936 Common Series
0.001 par value

                   Documents incorporated by reference: None.

                      FINOTEC GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements:

             Consolidated Balance Sheets
             July 31, 2009 (unaudited) and January 31, 2009 ...................4

             Consolidated Statements of Operations
             Three Months and Six Months ended
             July 31, 2009 and 2008 (unaudited)................................5

             Statements of Cash Flows - Six Months Ended July 31, 2009
             and 2008 (unaudited)..............................................6

             Notes to Consolidated Financial Statements .......................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................11

Item 3T Controls and Procedures...............................................19


PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................21

Item 2.  Changes in Securities and Use of Proceeds ...........................21

Item 3.  Submission of Matters to a Vote of Security Holders .................21

Item 4.  Exhibits and Reports on Form 8-K ....................................22

      Signature ..............................................................22

Consolidated Financial Statements:

         Balance Sheets - July 31, 2009 (Unaudited) and January 31, 2008.......4

         Statements of Operations - Three Months and Six Months Ended
             July 31, 2009 and 2008 (Unaudited)................................5

         Statements of Cash Flows - Six Months Ended July 31, 2009
             and 2008 (Unaudited)..............................................6

         Notes to Consolidated Financial Statements (Unaudited)................7

                                           CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------

                                                                   ---------------------------------------------
                                                                                   U.S Dollars
                                                                   ---------------------------------------------
                                                                       July 31 ,               January 31 ,
                                                                        2009                      2009
                                                                   ---------------------------------------------
                                                                      (Unaudited)               (Audited)
                                                                   ---------------------------------------------
ASSETS

Current Assets
Cash and cash equivalents                                              2,868,104                5,108,144
Prepaid and other current assets                                       3,140,153                  472,662
----------------------------------------------------------------------------------------------------------------
                   Total Current Assets                                6,008,257                5,580,806
Property and Equipment, Net                                              527,518                  599,879
Forward transaction-Hedging                                              407,258                  441,090
----------------------------------------------------------------------------------------------------------------
                    Total Assets                                       6,943,032                6,621,775
================================================================================================================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

short term bank credit                                                         -                      216
Accounts payable and accrued expenses                                    939,685                  995,820
Customers deposits                                                     3,595,220                4,924,316
Forward transaction-Customers and Hedging                                 71,371                   27,649
Provision for severance                                                  261,063                  261,063
----------------------------------------------------------------------------------------------------------------
                   Total current Liabilities                           4,867,338                6,209,064
----------------------------------------------------------------------------------------------------------------

Stockholders' Equity
           Common stock, $0.001 par value, 100,000,000 shares authorized,
      103,812,936  shares issued and outstanding                         109,189                   92,098
Treasury stock
Additional paid-in capital                                             8,935,968                5,858,059
Foreign currency translation adjustment                                 (327,636)                (732,344)
Retained earnings                                                     (6,641,828)              (4,805,102)
----------------------------------------------------------------------------------------------------------------
                   Total Stockholders' Equity                          2,075,694                  412,711
----------------------------------------------------------------------------------------------------------------
                   Total Liabilities and Stockholders' Equity          6,943,032                6,621,775
================================================================================================================


See accompanying notes to consolidated financial statements.

                                         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Six months ended                    Three months ended
                                                            --------------------------------    ---------------------------------
                                                              July 31            July 31           July 31            July 31
                                                                2009              2008               2009              2008
                                                            --------------------------------    ---------------------------------
                                                                     U.S Dollars                          U.S Dollars
                                                            --------------------------------    ---------------------------------
Revenues
Net (losses) gain from foreign currency future operations       1,290,989           618,183            606,208         1,030,959
Consulting                                                          2,045             3,004                 (0)            2,028
---------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                  1,293,034         1,032,987            606,208         1,032,987
---------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
General and Administrative                                        440,130           584,909            329,363           256,744
Salaries                                                        1,475,340         1,794,172            958,358           959,164
Research and Development                                           68,640           207,075             16,949            97,420
Technology and computer                                           168,914           246,629             13,906            48,960
Commissions Brokers                                                 4,563            98,620              4,563            64,199
Bonuses & cash back                                                     0           356,856                  0           267,599
Marketing                                                         296,561         1,160,116            171,511           564,192
Professional fees                                                 331,727           370,652            274,142           174,861
Financial data                                                     79,716           150,290             60,458            70,984
Depreciation                                                      118,282           142,573             61,248            93,268
Exceptional                                                       403,710            10,603            403,710            10,603
Other expense                                                      34,843           384,074            (16,608)          214,805
---------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                        3,422,425         5,506,569          2,277,599         2,822,800
---------------------------------------------------------------------------------------------------------------------------------
Operating P&L                                                  (2,129,392)       (4,885,382)        (1,671,391)       (1,789,813)

Financing Expenses
Interest (expense) income                                         589,693            42,921            582,836          (115,856)
Finance Charges                                                  (605,400)         (139,432)          (466,032)         (128,793)
---------------------------------------------------------------------------------------------------------------------------------
Financing P&L                                                     (15,706)          (96,512)            116,805         (244,650)

Exceptional Expenses

Exceptional (expense) - Previous years                            308,372                 0            308,372                 0

Profit & Loss before income taxes                              (1,836,725)       (4,981,893)        (1,246,213)       (2,034,463)
                                                                                                             0
Income tax expense                                                      0                 0                                    0
---------------------------------------------------------------------------------------------------------------------------------
Net  Income (Loss)                                            (1,836,725)       (4,981,893)         (1,246,213)       (2,034,463)
=================================================================================================================================

Weighted average number of shares outstanding
  Basic                                                       103,812,936        73,197,381        103,812,936        73,197,381

Net Income per common share- Basic                                -$0.018           -$0.028            -$0.012           -$0.028
=================================================================================================================================

See accompanying notes to consolidated financial statements.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        U.S Dollars
                                                                             ----------------------------------
For the six months ended                                                        July 31            July 31
                                                                             ---------------    ---------------
                                                                                  2009               2008
                                                                             ---------------    ---------------
Cash Flows from Operating Activities
      Net Income ( Loss)                                                        (1,836,725)        (4,981,893)

Adjustment to reconcile Net Loss to
  Net cash Used in Operating Activities
      Depreciation                                                                 170,657           (142,571)
      Loss on sold assets

Changes in Operating Assets and Liabilities
      Decrease (increase) in prepaid and other current assets                   (2,667,491)          (244,788)
      Increase in accrued expenses                                                 (56,135)           (49,190)
      Decrease in other current liabilities                                                         1,671,360
      Increase in accrued severance payable                                             (0)           351,414
      Increase (decrease) in receivable forward Clients Trs                         33,832              8,404
      Increase (decrease) in payable forward Hedging Trs/option                     43,722            217,233
      Decrease (increase) in marketable securities                                       0            486,151
      Increase (decrease) in customers Deposits                                 (1,329,096)          (339,119)
---------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) Operating Activities              (5,641,237)        (3,022,999)
---------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
      Purchase of fixed Assets                                                     (98,295)            67,664
      Selling of fixed Assets
---------------------------------------------------------------------------------------------------------------
               Net cash provided by Investing Activities                           (98,295)            67,664
---------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
      Short term bank credit                                                          (216)             4,862
      Proceeds from treasury shares                                                      0
      Stock issuance                                                             3,095,000          2,000,000
---------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) Financing Activities               3,094,784          2,004,862
---------------------------------------------------------------------------------------------------------------

Effect of Foreign Currency Translation                                             404,706            419,176
---------------------------------------------------------------------------------------------------------------

               Net decrease in Cash and Cash Equivalent                         (2,240,041)          (531,297)

Cash and Cash Equivalents- beginning of year                                     5,108,144          9,135,591
---------------------------------------------------------------------------------------------------------------

               Cash and Cash Equivalents- Ending                                 2,868,103          8,604,294
===============================================================================================================
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest, net                                  2,205             40,873
===============================================================================================================

See accompanying notes to consolidated financial statements.

                               FINOTEC GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


1.   Summary of Significant Accounting Policies

     Interim Financial
     Information           The accompanying unaudited consolidated financial
                           statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the
                           Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2009. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 31, 2009, and the results of their operations and their cash flows for the three months ended July 31, 2009 and July 31, 2008. The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.


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

     Earning Per Common
     Share Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options. The dilutive effect of stock options was not assumed for the three months ended July 31, 2009 and 2008, because the effect of these securities is antidilutive.

     Marketable            Marketable securities consist principally of
     Securities            corporate stocks. Management has classified the
                           Company's marketable securities as available for sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income. Gains and losses, both realized and unrealized, are measured using the specific identification method. Market value is determined by the most recently traded price of the security at the balance sheet date. As of July 31, 2009 the market value of the security equals its cost.

2. Property and Equipment  Property and equipment consist of the following:

                                                          Estimated Useful Life        July 31 , 2009     January 31 , 2009
                                                                  years                 (unaudited)          (audited)

Computer equipment                                                  3                   $  935,619           $  862,272
Purchased software                                                  3                   $  234,245           $  222,647
Office furniture and equipment                                      7                   $  222,982           $  234,909
Leasehold improvements                                             10                   $  131,448           $  117,666
                                                                                        ----------           ----------
Total Property and Equipment at Cost                                                    $1,524,293           $1,437,494

Less accumulated depreciation and amortization                                          $  996,775           $  837,615
                                                                                        ----------           ----------
Property and Equipment  - Net                                                           $  527,518           $  599,879
                                                                                        ==========           ==========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================





3.   Legal Proceedings     In September 2008, a Finotec customer filed a claim
                           for approx NIS 148 thousand for alleged trading profits the company cancelled. The company claimed there was no basis for the claim and the source of these alleged profits were erroneous data in the computer system..

                           Management does not expect any of these claims to have a material effect on the Company's financial position or results of operations.


                           ISSUANCES OF EQUITY SECURITIES

                           By July 31, 2009, the Company entered into a definitive agreement for the sale of 11,111,111 Common Shares at a price of $0.18 per share as well as 2,780,000 Common Shares at a price of $0.25 per share. The shares of Common Stock sold in the private placement offering have not been registered under the Act and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed by July 31th 2009. The summary description of the financing described above does not purport to be complete and is qualified in its entirety by reference to the Stock Purchase Agreement filed as an Exhibit hereto.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2009 AND 2008

NET GAINS (LOSSES) FROM FOREIGN CURRENCY  FUTURE  OPERATIONS

     Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net revenue from foreign currency future operations was $606,208 for the three months ended July 31, 2009, as compared to a net gain from foreign currency future operations of $1,030,959 for the three months ended July 31, 2008 This decrease of $ 424,751 is attributable to a variety of factors, including the general global downturn in the financial markets,.

     The Company had net losses of $1,246,213 for the three months ended July 31, 2009, as compared to a net loss of $2,034,463 for the three months ended July 31, 2008, an increase of $ 788,250. This increase is primarily attributable to a reduction in operating expenses.

OPERATING EXPENSES

     Operating expenses were $2,277,599 for the three months ended July 31, 2009, as compared to $2,822,800 for the three months ended July 31, 2008. This decrease of $545,201 was due management efforts to reduce costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance decreased by $2,240,041 from a cash balance at January 31, 2009 of $ 8,604,294 to $2,868,103 as of July 31, 2009. This decrease is primarily attributable to the Company's losses during the six months ended July 31, 2009.

     Net cash used in operating activities amounted to $5,641,237 for the six months ended July 31, 2009, compared to net cash used in operating activities of $3,022,999 for the six months ended July 31, 2008. This increase is attributable to a variety of factors, including the general global downturn in the financial markets, client reactions to market uncertainties, an increase in customer withdrawals during the quarter as well as technical problems with the Company's internal hedging system. These problems have now been corrected.

     Net cash provided in financing activities for the six months ended July 31, 2009, was $ 3,094,784_ as compared to net provided in investing activities of $ 2,004,862 for the six months ended July 31, 2008.. This cash was provided by the issuance of new shares.

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. Following the completion of the private placements described below, the Company will have sufficient funds to satisfy their cash requirements until June 2010 assuming monthly expenses of the Company at $600,000 and no revenue generation by the Company. The Company has identified new strategies and opportunity which should start to provide revenue in the quarter ending January 31, 2010.

The Company has received commitments for additional share issue of 8,000,000 shares at .25 cents per share totaling US$2,000,000.

The aim of the utilization of the new share issues is to:
-    To increase our market share in our retail FX activity
- Start a Delivery vs. Payment business for Forex, Metals and Energy contracts
-    Start an Institutional brokerage trading activity for the same products
-    Start an Hedge Fund FSA regulated.
-    On the technology side
     o    To develop an ECN (matching order system)
     o To create an easy white label version of our retail margin trading solution

Finotec expects that it will take 6-12 months before the effect of the will show a positive impact on its cash flow and operations.


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

ITEM 4T                CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer (who also serves as the Chief Financial Officer), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of July 31, 2009. Based upon this evaluation, the Chief Executive Officer (who also serves as the Chief Financial Officer) has concluded that the Company's disclosure controls and procedures were not effective as of July 31, 2009 due to the material weaknesses in internal control over financial reporting as described below.


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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2009 based on the framework published by the Committee of Sponsoring Organizations of the Tread way Commission, Internal Control -- Integrated Framework. Management has identified the following material weaknesses in the Company's internal control over financial reporting as of July 31, 2009.

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


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2008, a Finotec customer filed a claim for approx NIS 148,000 for alleged trading profits the company cancelled. The company claimed there was no basis for the claim and the source of these alleged profits were erroneous data in the computer system.

Management does not expect any of these claims to have a material effect on the Company's financial position or results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

On July 31st 2009, the Company entered into a definitive agreement for the sale of 11,111,111 Common Shares at a price of $0.18 per share as well as 2,780,000 Common Shares at a price of $0.25 per share. The shares of Common Stock sold in the private placement offering have not been registered under the Act and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed on July 31st 2009..

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 16, 2008, a majority of the Company's shareholders provided their written consent to increase the authorized capital of the Company from 100 million shares to 300 million shares of Common Stock.

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

                                             Finotec Group, Inc.
                                             Registrant

Date: September 15, 2009                      /s/ Didier Essemini
                                              --------------------------
                                              Didier Essemini
                                              Chief Executive Officer