Form 10-Q
period 2009-10-31
FINOTEC GROUP INC
filed 2009-12-15
CIK 831378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 033-20966
Finotec Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	76-0251547 (I.R.S. Employer Identification No.)

228 East 45 Street, Suite 1801, New York, NY 10017
(Address of principal executive offices) (Zip code)

718-513-3620
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: - Common Series 0.001 par value

Documents incorporated by reference: None.

FINOTEC GROUP, INC. AND SUBSIDIARIES

INDEX

PART I.          FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets October 31, 2009 (Unaudited) and January 31, 2009	1

Consolidated Statements of Operations Three Months and Nine Months ended October 31, 2009 and 2008 (Unaudited)	2

Statements of Cash Flows – Nine Months Ended October 31, 2009 and 2008 (Unaudited)	3

Notes to Consolidated Financial Statements	4-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3T Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Changes in Securities and Use of Proceeds
18
Item 3. Submission of Matters to a Vote of Security Holders
18
Item 4. Exhibits and Reports on Form 8-K

Signature	18

Consolidated Financial Statements:

Balance Sheets – October 31, 2009 (Unaudited) and January 31, 2009	1

Statements of Operations – Three Months and Nine Months Ended October 31, 2009 and 2008 (Unaudited)	2

Statements of Cash Flows – Nine Months Ended October 31, 2009 and 2008 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4-6

CONSOLIDATED BALANCE SHEETS

	U.S Dollars
	October 31 , 2009	January 31 , 2009
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	8,455,327	5,108,144
Securities	-	-
Prepaid and other current assets	329,572	472,662
Total Current Assets	8,784,899	5,580,806

Property and Equipment, Net	473,124	599,879
Forward transaction-Hedging	299,620	441,090

Total Assets	9,557,642	6,621,775

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
short term bank credit	-	216
Accounts payable and accrued expenses	904,177	995,820
Customers deposits	3,125,042	4,924,316
Forward transaction-Customers and Hedging	42,940	27,649
Provision for severance	261,063	261,063
Total current Liabilities	4,333,222	6,209,064

Stockholders' Equity
Common stock, $0.001 par value, 300,000,000 shares authorized,
121,030,936 shares issued and outstanding	126,407	92,098
Treasury stock
Additional paid-in capital	13,223,250	5,858,059
Foreign currency translation adjustment	(629,573)	(732,344)
Retained earnings	(7,495,664)	(4,805,102)
Total Stockholders' Equity	5,224,420	412,711
Total Liabilities and Stockholders' Equity	9,557,642	6,621,775

See accompanying notes to consolidated financial statements.

                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended		Three months ended
	Oct 31	Oct 31	Oct 31	Oct 31
	2009	2008	2009	2008
	U.S Dollars		U.S Dollars

Revenues
Net (losses) gain from foreign currency future operations	1,702,537	1,547,408	416,111	929,225
Consulting	2,760	2,967	715	(37)

Total Revenues	1,705,297	1,032,987	416,827	929,188

Operating Expenses
General and Administrative	340,147	824,486	(99,983)	239,577
Salaries	2,067,402	2,106,902	592,062	312,730
Rent and office	466,009	0	466,009	0
Research and Development	0	368,681	(68,640)	161,606
Technology and computer	310,408	566,284	141,494	319,655
Commissions Brokers	0	193,355	0	94,735
Bonuses & cash back-witholding	0	411,643	0	54,787
Marketing	421,475	1,415,237	124,915	255,122
Professional fees	545,597	537,601	213,870	166,949
Financial datas	90,086	179,778	10,370	29,488
Depreciation	179,194	207,274	60,912	64,701
Exceptional	0	(40,562)	0	(51,165)
Other expense	75,729	552,897	40,886	168,823
Total Operating Expenses	4,496,047	5,506,569	1,481,895	1,817,007
Operating P&L	(2,790,750)	(4,885,382)	(1,065,068)	(887,819)

Financing Expenses
Interest (expense) income	3,493	54,563	3,493	11,642
Finance Charges	239,722	(23,197)	(52,944)	116,236
Financing P&L	243,215	31,366	(49,451)	127,878

Profit & Loss before income taxes	(2,547,534)	(5,741,835)	(710,809)	(759,941)
			0
Income tax expense	0	0		0
Net Income (Loss)	(2,547,534)	(5,741,835)	(710,809)	(759,941)

Weighted average number of shares outstanding
Basic	121,030,936	73,197,381	121,030,936	65,315,741

Net Income per common share- Basic	$-0.021	$-0.028	$-0.006	$-0.012

See accompanying notes to consolidated financial statements

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	U.S Dollars
For the nine months ended	Oct 31	Oct 31
	2009	2008

Cash Flows from Operating Activities
Net Income ( Loss)	(2,547,534)	(5,741,835)

Adjustment to reconcile Net Loss to
Net cash Used in Operating Activities
Depreciation	254,847	207,274
Loss on sold assets		18,119

Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid and other current assets	143,090	(189,666)
Increase in accrued expenses	(91,644)	(163,836)
Decrease in other current liabilities		35,849
Increase in accrued severance payable	(0)	(7,859)
Increase (decrease) in receivable forward Clients Trs	141,470	(182,388)
Increase (decrease) in payable forward Hedging Trs/option	15,291	0
Decrease (increase) in marketable securities	0	486,153
Increase (decrease) in customers Deposits	(1,799,274)	(736,704)
Net cash provided by (used in) Operating Activities	(3,883,754)	(6,274,893)

Cash Flows from Investing Activities
Purchase of fixed Assets	(128,092)	(167,408)
Selling of fixed Assets		32,823
Net cash provided by Investing Activities	(128,092)	(134,585)

Cash Flows from Financing Activities
Short term bank credit	(216)	5,023
Proceeds from treasury shares
Stock issuance	7,399,500	4,490,400
Net cash provided by (used in) Financing Activities	7,399,284	4,495,423

Effect of Foreign Currency Translation	(40,258)	(21,015)

Net increase (decrease) in Cash and Cash Equivalent	3,347,183	(1,935,070)

Cash and Cash Equivalents- beginning of year	5,108,144	9,135,591

Cash and Cash Equivalents- Ending	8,455,327	7,200,521

FINOTEC GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Interim Financial lnformation
The accompanying un-audited consolidated financial statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2009.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 31, 2009, and the results of their operations and their cash flows for the three months ended October 31, 2009 and October 31, 2008.  The results of interim periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2010.

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

Principles of Consolidation
The consolidated financial statements include the accounts of Finotec Inc. and its wholly owned subsidiaries, Finotec Trading, Inc. (“Finotec Trading”) and its owned subsidiary Finotec Trading Cyprus Ltd., Finotec Ltd., Finotec USA Inc., Fino Consullting Ltd, Finotec Trading UK Ltd, and Finotec Ltd.’s 99.7% owned subsidiary, FinoLogic Ltd (formerly Forexcash Global Trading Ltd). (“Forexcash”) (collectively referred to as the “Company”, unless otherwise indicated).  All material inter company transactions and balances have been eliminated in consolidation.

Since the liabilities of FinoLogic Ltd exceed its assets, and the owner of the 0.3% minority interest has no obligation to supply additional capital, no minority interest has been recorded in the consolidated financial statements.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

1. Summary of Significant Accounting Policies (Continued)

Earning Per Common Share
Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options.  The dilutive effect of stock options was not assumed for the three months ended October 31, 2009 and 2008, because the effect of these securities is anti-dilutive.

Marketable Securities
Marketable securities consist principally of corporate stocks.  Management has classified the Company’s marketable securities as available for sale securities in the accompanying consolidated financial statements.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity.  Realized gains and losses on available-for-sale securities are included in interest income.  Gains and losses, both realized and unrealized, are measured using the specific identification method.  Market value is determined by the most recently traded price of the security at the balance sheet date. As of October 31, 2009 the market value of the security equals its cost.

2. Property and Equipment	Property and equipment consist of the following:

	Estimated Useful Life	October 31 , 2009	January 31 , 2009
	years	(un-audited)	(audited)

Computer equipment	3	$949,810	$862,272
Purchased software	3	$238,630	$222,647
Office furniture and equipment	7	$229,760	$234,909
Leasehold improvements	10	$135,634	$117,666

Total Property and Equipment at Cost		$1,553,833	$1,437,494

Less accumulated depreciation and amortization		$1,080,710	$837,615

Property and Equipment - Net		$473,124	$599,879

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Legal Proceedings

In the normal course of business, a few Finotec clients have claims for alleged trading profits or losses that these clients are considered to due to them.  The current amounts in question are in no more than US$ 200,000. Finotec’s view is that there is in-sufficient basis for these claims

Management does not expect any of these claims to have a material effect on the Company's financial position or results of operations.

ISSUANCES OF EQUITY SECURITIES

On September 2, 2009, the Company entered into a definitive agreements for the sale of 17,218,000 Common Shares at a price of $0.25 per share. The shares of Common Stock sold in the private placement offering have not been registered under the Act and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The summary description of the financing described above does not purport to be complete and is qualified in its entirety by reference to the Stock Purchase Agreement filed as an Exhibit hereto.

On July 31st 2009, the Company entered into a definitive agreement for the sale of 11,111,111 Common Shares at a price of $0.18 per share as well as 2,780,000 Common Shares at a price of $0.25 per share. The shares of Common Stock sold in the private placement offering have not been registered under the Act and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed on July 31st 2009.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008

NET GAINS (LOSSES) FROM FOREIGN CURRENCY  FUTURE  OPERATIONS

Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net revenue from foreign currency future operations was $416,111 for the three months ended October 31, 2009, as compared to a net gain from foreign currency future operations of $929,225 for the three months ended October 31, 2008 This decrease of $ 513,114 is attributable to a variety of factors, including the general global downturn in the financial markets,.

The Company had net losses of $710,809 for the three months ended October 31, 2009, as compared to a net loss of $759,941 for the three months ended October 31, 2008, a decrease of $ 49,132. This increase is primarily attributable to a reduction in operating expenses.

OPERATING EXPENSES

Operating expenses were $1,481,895 for the three months ended October 31, 2009, as compared to $1,817,007 for the three months ended October 31, 2008. This decrease of $335,113 was due management efforts to reduce costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash balance increased by $3,347,183 from a cash balance as of  January 31, 2009 of $ 5,108,144 to $8,455,327 as of October 31, 2009. This increase is primarily attributable new shares issues less the Company’s losses during the nine months ended October 31, 2009.

Net cash used in operating activities amounted to $3,883,754 for the nine months ended October 31, 2009, compared to net cash used in operating activities of $6,274,893  for the nine months ended October 31, 2008. Although the Net cash used is lower, market conditions remain difficult – mainly attributable to a variety of factors, including the general global downturn in the financial markets and client reactions to market uncertainties,

Net cash provided in financing activities for the nine months ended October 31, 2009, was
$ 7,399,284 as compared to net provided in investing activities of $ 4,495,423 for the nine months ended October 31, 2008.. This cash was provided by the issuance of new shares.

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products. Following the completion of the private placements described below, the Company will have sufficient funds to satisfy their cash requirements until September 2010 assuming monthly expenses of the Company at $500,000 and no revenue generation by the Company. The Company has identified new strategies and opportunity which should start to provide revenue in the quarter ending April 31, 2010.

The Company received new Investments during this last period and the aim of these Funds are to  capitalize Finotec Trading UK Ltd and on the strong market presence of Finotec Brand Name in order to expand the activities:

     Hire senior executives who will oversee :
o	Expansion of our market share in our retail FX, CFD activities
o	The set up of an Institutional brokerage trading activity for the same products
o	The set up of a Commodity Trading Business - Metals and Energy
o	The set up of a Capital Management Division which will be FSA regulated.

On the technology side, the activities are re-branded as under the FinoLogic Brand Name and the proposed activities are to “
o	Continue to improve the platform and solutions offered
o	To develop an ECN (matching order system)
o	To create an easy white label version of our retail margin trading solution

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

OUR INDUSTRY IS INTENSELY COMPETITIVE, WHICH MAKES IT DIFFICULT TO ATTRACT AND RETAIN CUSTOMERS

     The markets for online brokerage services, client software and Internet-based trading tools, and real-time market data services are intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services occurring in the industry. We believe that competition from large online brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market, We believe our ability to compete will depend upon many factors both within and outside our control. These include: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; the development and support of efficient, materially error-free Internet-based systems; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts.

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

THE NATURE OF OUR BUSINESS RESULTS IN POTENTIAL LIABILITY TO CUSTOMERS

     Many aspects of the securities brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. In particular, our proprietary order routing technology is designed to automatically locate, with immediacy, the best available price in completing execution of a trade triggered by programmed market entry and exit rules. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services they, as a result of flaws or other imperfections in their designs or performance, may operate too slowly, fail or cause confusion or uncertainty to the user. Major failures of this kind may affect all customers who are online simultaneously. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

ITEM 4T     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer (who also serves as the Chief Financial Officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of July 31, 2009. Based upon this evaluation, the Chief Executive Officer (who also serves as the Chief Financial Officer) has concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2009 due to the material weaknesses in internal control over financial reporting as described below.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009 based on the framework published by the Committee of Sponsoring Organizations of the Tread way Commission,  Internal Control — Integrated Framework. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of October 31, 2009.

Material weaknesses identified in Finotec Group, Inc. Management has commenced steps to remediate  these weaknesses:

Entity Level Controls:
•	The Audit Committee is inactive.
•	There is no internal audit function.
•	Management does not perform a periodic check of the access rights of all users to ensure that their access is suitable to their positions and functions.

Remediation Plan:
•	The Audit Committee is in the process of being activated.
•	The Company is in the process of setting up an internal audit function.
•	The CFO will extract from the information system an access list for all employees and ensure that each function, screen and field is suitable to the employee's job description.
•	The CFO will ensure that the access rights are adequately segregated.

Treasury and Cash Management:
•	The CEO can sign checks for an unlimited amount, with no second signature required.
•	Lack of documentation in the Treasury and Cash Management process creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
•	All material financial transactions with 3rd parties will be authorized by two authorized signatories of the Company, such as the CEO and the CFO.
•	The Company will retain evidence of all the controls performed in the process.

Revenue:
•	Lack of documentation in the Order to Cash process creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
•	The Company will retain evidence of all the controls performed in the process.

Human Resources & Payroll:
•	Lack of documentation in the human resources and payroll processes creates the potential of the occurrence of a material error occurring in the financial statements.

Remediation Plan:
•	The Company will retain evidence of all the controls performed in the process.

Information Technology:
•	The passwords of accounts with privileged access are not limited or unique.
•	The Company does not have permission and access right table specifying group authorizations. Some employees have more authorizations than their role definition. There is no authorization procedure.
•	The same read-only password is valid for all the IT employees. There is no requirement to change the password within a limited period of time.
•	The Company does not have password complexity procedure. User passwords do not require any complexity, and there is no requirement for password change.
•	Segregation of duties is inadequate.
•	No Formal system development, acquisition and program change policies and procedures exist for development/acquisitions of new systems and changes to existing systems.
•	The developers have access to the production.

Remediation Plan:
•	Users and passwords will be unique and limited to all the systems.
•	The Company will examine and minimize user rights and will prepare permissions table and access rights that includes group permissions and prepare access to programs and data procedures.
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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, a few Finotec clients have claims for alleged trading profits or losses that these clients are considered to due to them.  The current amounts in question are in no more than US$ 200,000. Finotec’s view is that is in-sufficient basis for these claims

Management does not expect any of these claims to have a material effect on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

On September 2, 2009, the Company entered into a definitive agreements for the sale of 17,218,000 Common Shares at a price of $0.25 per share. The shares of Common Stock sold in the private placement offering have not been registered under the Act and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The summary description of the financing described above does not purport to be complete and is qualified in its entirety by reference to the Stock Purchase Agreement filed as an Exhibit hereto.

On July 31st 2009, the Company entered into a definitive agreement for the sale of 11,111,111 Common Shares at a price of $0.18 per share as well as 2,780,000 Common Shares at a price of $0.25 per share. The shares of Common Stock sold in the private placement offering have not been registered under the Act and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed on July 31st 2009.

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

Finotec Group, Inc.
Registrant

Date: December 15, 2009	/s/ Didier Essemini
Didier Essemini
Chief Executive Officer