Form 10-K
period 2010-01-31
FINOTEC GROUP INC
filed 2010-04-30
CIK 831378

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 For the fiscal year ended January 31, 2010

Commission file number 033-20966

Finotec Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	76-0251547
(State or other jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

228 East 45th Street
Suite 1801
New York NY 10017
(Address of principal executive offices)

Registrant's telephone number, including area code   718-513-3620

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

Securities registered pursuant to Section 12(g) of the Act:

Common stock of $0.001 par value per share

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

State Issuer's Revenues for its most recent fiscal year. $2,799,764.

Aggregate market value of the voting stock held by non-affiliates of registrant:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 121,030,936 Common Series 0.001 par value

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I

Item 1.  Organization and Business

Introduction

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

The Company’s Fiscal year end is 31 January 31 2010. The Board of Directors of the Company has approved a change in the Company's fiscal year from January 31 to December 31. This change will be effective for the current fiscal year ending December 31, 2010. Consequently the Company’s current fiscal year will end on December 31, 2010 instead of January 31, 2011. The month that would otherwise have been included in fiscal year 2010 (i.e., January 1 to January 31 2011) will be included in fiscal year 2011, and the activities for those days will be included in the Company's   quarterly and annual reports for fiscal year 2011.

This change in the fiscal year end will have no material effect on the financial position of the Company and its consolidated subsidiaries, and the results of their operations and their cash flows for either fiscal year 2010 or fiscal year 2011.

Business

Finotec Group Inc. is a public company. The company, through its subsidiaries Finotec Trading Inc. and Finotec Trading UK Limited offers financial market trading to professional and retail clients over its web-based live and real-time proprietary trading system. The state of the art web-based live and real-time proprietary trading system was developed for the company by its other subsidiary Finologic Ltd (formerly Forexcash Global Trading Ltd).  The group’s website may be accessed on www.finotec.com.

Company Structure

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

Finotec Group Inc. is a holding company with no activities other than holding three wholly owned companies:

1.	Finotec Trading Inc. - marketing, sales, market trading and facilitation
2.	Finologic Ltd (formerly Forexcash Global Trading Ltd) - financial technology development.Company
3.	Fino Consulting Ltd - Financial advisory Company

Finotec Trading Inc. owns three wholly owned subsidiaries:

1. Finotec Trading UK Limited (“FT UK”) , a Company registered in the United Kingdom.  FT UK is approved and  registered UK Financial Services Authority ("FSA"). for the purpose of to act as a market maker in Foreign Exchange and CFD's in the UK and Europe and provide investment management services. The FSA authorization allows Finotec UK to offer cross-border investment services within their the European Union

FTUK is the market-making arm of the corporation, distributing the live and instantaneously executable trading prices in global currencies, equities, indices, commodities and interest rate products through the group's online trading system. The centralized dealing room services clients, aggregates globally derived risk in real-time and hedges residual market exposure with the underlying markets.

2. Finotec Trading Cyprus Ltd (“FTC”) , a Company registered in Cyprus. FTC engages primarily in sales and marketing of the Company's products.

3. Finotec USA, Inc., a Delaware corporation,. Currently, this corporation has no activities.

Profile

Finotec Group Inc. is a financial services company, which has been operating since 1998 in the retail FX and CFD space. With trading operations based primarily in Europe, and a strong technology base in Israel, Finotec has become a leader in the world of real-time internet FX, equity and commodities trading.

Technology is what differentiates Finotec from its rivals. Finotec through its Israeli subsidiary Finologic has developed its own front to back trading system, including modules in sales, marketing, risk management and accounting, catering to OTC financial markets. These efforts led to an all-purpose, all-environment platform that not only provides customers with state-of-the-art front office GUIs (graphical users interface), but also enables Finotec to fine-tune its marketing campaigns, as well as back office parameters that are not normally followed in rival platforms.

Finotec constantly strives to improve and maintain its technological lead thanks to proprietary licenses and extensive technological development efforts. To date, Finotec operates one of the best integrated trading system and ERP in the industry and has launched new its leading edge Sky Trader Platforms for PC and mobiles such as Iphone , Blackberry, and 3G Nokia.

In particular, its proprietary quantitative marketing platform gives Finotec one of its major strengths. It allows the company to expand steadily and to remain a step-ahead of market expectations.

Finotec recently restructured of operations to have the flexibility to expand on new profit centers in the mid-term. Finotec is thus defined by three main business areas, is being developed under separate Brands:

•
  Finotec is the Brand of the groups Retail Fx Activities through Finotec Trading UK based in London and Finotec Trading Cyprus Ltd in Cyprus, spearheads the company’s trading and brokerage activities. The Groups UK Subsidiary, Finotec Trading UK Ltd is authorised under the UK’s Financial Services Authority (“FSA”).

•	FINOTRADE is the Brand of the group’s Institutional Fx and Commodities Activities through Finotec Trading UK Ltd based in London

•	FinoLogic based in Israel, is the brand of the underlying technology whose activities includes white labeling the company’s various proprietary technologies.

Summary of method of Operations

Fx and CFD Activities

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

Technology
The Company currently develops, through its subsidiaries, markets and operates a software system delivering foreign exchange, commodities, and futures (CFDs) investment services to the public through the Internet.

Under our business model, we seek recurring revenues mainly by offering, through use of a software system developed by its subsidiary, FinoLogic, online real-time trading in financial instruments. Forexcash is a front and back office market maker application for online real-time trading in financial instruments. We use our capabilities to provide strategy trading tools, and the unique quality and functionality of those tools attracts our target customer base of institutional, professional and serious active individual traders. We market our services primarily through our subsidiaries that operate call centers and Internet sites. The Company also intends to promote white-label systems directly to financial institutions such as commercial banks. We also provide training in online trading

Risk Management

In addition, the Company operates an internal risk management module that guides the Company as to when to hedge positions or not and systems that provide real time management of equity positions and margin requirements. The Company also acts as a market maker in relevant jurisdictions.
.

Recent Developments

In 2010, the Company announced that it is entering into Institutional Fx and Commodities trading under the brand name FINOTRADE (through Finotec Trading UK Ltd based in London). This is further introduced in the website www.finotrade.com

In addition in 2010, The Company has launched new trading platforms – Sky Trader for PC’s and mobile phones.

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

The design of Fino has been focused on this "active trader" market, as well as professional and institutional traders, such as small-sized to mid-sized commercial banks.

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

The design of Sky Trader has been focused on this "active trader" market, as well as professional and institutional traders, such as small-sized to mid-sized commercial banks.    The Sky Trader platform includes our strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, time and sales data, quote lists, option chains, market leaders’ data, profit/loss tracking, and wireless access

Brokerage Services

The Company, through its subsidiaries, offers online brokerage services, in financial instruments (especially foreign currency and CFDs), using the Forexcash trading platform. Finotec's targeted customer base for brokerage services includes active individual, professional and institutional traders.

Finotec earns the spread between the Bid and Ask price when there is some compensation inside the system, or the price difference between the customer’s transaction price and the bank price. Finotec also runs a small portfolio of uncovered customer transactions.

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

Call Center
Follow-up activities to the Company’s marketing campaigns are performed by the Company’s multi-lingual call center that directly contacts potential customers who have expressed an interest in the Company’s products and services and arranges meetings with account representatives, when appropriate.

Partnerships
The Company’s marketing strategy includes the extension of its customer base through partnerships with relevant players in the financial markets.  These partnerships include Franchising Agreements, Introducing Broker Agreements, Affiliate Agreements, White Label Agreements and Licensing Agreements with financial institutions whereby the institutions will refer clients to the Company and receive a commission from the Company for such referrals.

Distribution
In addition to its direct contacts with its customers, the Company actively seeks brokerage firms and other financial institutions to whose customers it can offer the ability to trade with Finotec’s dealing room while sharing the income generated from the trading activity of such customers. The Company aims to further develop this system of forging relationships with Introducing Brokers and Affiliates on an international level. This use of the trading platform would allow Introducing Brokers to provide their customers access to the foreign currency and other financial markets without the cost of running a trading room and developing an electronic trading system themselves.

Customer Money

All customer money is deposited in the Company’s custodian accounts in banks in the United Kingdom and other countries.  All money is managed by the Company back office system in the FinoLogic proprietary Customer Relationship Management system.

In the US, HSBC holds client monies in trust in a segregated account and in the UK, HSBC and Royal bank of Scotland do the same.

Finologic (formerly Forexcash)

In January 2002, Finotec, via its subsidiary, FinoLogic, launched the Forexcash trading platform. The Forexcash service includes strategy trading features and functions, streaming real-time charts and quotes, streaming news, state-of-the-art analytical charting, time and sales data, quote lists, option chains, market leaders’ data, profit/loss tracking, and wireless access.

FinoLogic is a front and back office market maker and brokerage application for online real-time trading in the financial instruments markets. Forexcash gives spot and forward transaction prices with real-time execution capabilities for most kinds of currency pairs as well as CFDs, commodities, stocks and indices. Currently we have implemented the most liquid currency pairs.

FinoLogic's application servers were developed in Java Sun and PHP. We believe that these technologies are compatible with most operating systems and using them provides us the opportunity to offer numerous advantages, such as ready-to-use software where no installation is necessary. Using well-accepted Web technologies assists with the security of the data transfers, the offering of real-time information and the technical analysis capabilities. The communication in the system between the client systems and the servers are encrypted with the RSA protocol based on an algorithm that was developed internally.

Market data services

The real-time market data included in Finologic are licensed from different content suppliers that include Reuters and various stock exchanges around the world.

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

It is possible that other agencies will attempt to regulate our current and planned online and other electronic service activities with rules that may include compliance requirements relating to record keeping, data processing, other operation methods, privacy, pricing, content and quality of goods and services as the market for online commerce evolves. Because of the growth in the electronic commerce market, Congress had held hearings on whether to regulate providers of services and transactions in the electronic commerce market. As a result, federal or state authorities could enact laws, rules or regulations, not only with respect to online brokerage services, but other online services we provide or may in the future provide. Such laws, rules and regulations, if and when enacted, could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, since the Company’s activities and customer base are international, regulatory developments in other countries, including those of which the Company is unaware, could have an effect on the Company and its operations.

Employees

As of January 31, 2010, we had 45 full-time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage and consider our relations with our employees to be good.

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

The nature of our business results in potential liability to customers

Many aspects of the securities brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. In particular, our proprietary order routing technology is designed to automatically locate, with immediacy, the best available price in completing execution of a trade triggered by programmed market entry and exit rules. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services themselves as a result of flaws or other imperfections in their designs or performance, may operate too slowly, fail or cause confusion or uncertainty to the user. Major failures of this kind may affect all customers who are online simultaneously. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Item 2.  Properties

The Company's UK subsidiary and dealing room is located at 70 Grace Church 2nd Floor, London EC3, England, UK. There the Company rents 4,640 square feet of office space.

The company Israel’s subsidiary - FinoLogic has offices in Jerusalem at 13 Hartom Street, Jerusalem, 97775, Israel. There the Company rents approximately 490 square meters of office space.

The Company also rents 197 square meters of offices in Limassol, Cyprus at 1 Griva Digheni& Chrysanthou Street.

Rent expense for the fiscal year ended January 31, 2010 was approximately $532,982. This included a penalty for early termination of an office lease.

Item 3. Legal Proceedings

In the normal course of business, a few Finotec clients have claims for alleged trading profits or losses that these clients are considered to due to them.  The current amounts in question are in no more than US$ 200,000. Finotec’s view is that there is in-sufficient basis for these claims

Management does not expect any of these claims to have a material effect on the Company's financial position or results of operations

.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

(a)
The Company's Common Stock is quoted on the OTC Bulletin Board )OTCBB( under the symbol "FTGI.OB" The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending January 31, 2010. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

2009
	High	Low
First Quarter	0.41	0.10
Second Quarter	0.35	0.11
Third Quarter	0.31	0.10
Fourth Quarter	0.17	0.07

2008
	High	Low
First Quarter	1.01	0.65
Second Quarter	0.85	0.26
Third Quarter	0.90	0.20
Fourth Quarter	0.52	0.15

As of January 31, 2010, we had approximately 1,100 holders of record of our common stock.

(b)
No dividends were paid during the fiscal year ending January 31, 2010. The Articles of Merger restrict the Company's ability to pay dividends. The Company may not pay dividends if doing so would result in a consolidated current ratio of less than two, that is, current assets equaling less than twice current liabilities.

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

Under our business model, we seek recurring revenues mainly by offering, through use of a software system developed by its subsidiary, FinoLogic, online real-time trading in financial instruments. FinoLogic is a front and back office market maker application for online real-time trading in financial instruments.  We use our capabilities to provide strategy trading tools, and the unique quality and functionality of those tools attracts our target customer base of institutional, professional and serious active individual traders. We market our services primarily through our subsidiaries that operate call centers and Internet sites. The Company also intends to promote white-label systems directly to financial institutions such as commercial banks. We also provide training in online trading.

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

To achieve profitability, the Company has embarked on a policy to diversify its business, capitalizing on its strong technology base via Finologic and the position of its Brokerage Business through Finotec Trading UK Ltd (“FT UK”), who is registered by the UK’s Financial Services Authority. To this extent The Company has entered the Institutional Fx and Commodities Activities. Not only will this enable the Company to reach a broader customer base, it will allow the company’s existing retail clients to obtain better prices and liquidity.  The Company is currently recruiting institutional sales representatives to increase the Company’s customers, network of affiliates and IBs. The Company will offer clients to trade through Sky Trader or through the Currenex Trading Platform. The Company may raise financing in the upcoming year in order to finance the expansion of its business lines.

RESULTS OF OPERATIONS

Our current expense levels are based upon our expectations concerning future revenue. However, such revenue levels cannot be guaranteed. Thus, quarterly revenue and results of operations are difficult to project.

OVERALL

Net gain from foreign currency future operations for the year ended January 31, 2010 was $2,797,619 (Prior Year $ $2,641,116)

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, services and technology; enhancements to existing products, services and technology; testing of products and services; and the creation of documentation and other training and educational materials. The Company’s subsidiary, FinoLogic Ltd., owns all intellectual property rights relating to our business. Research and development expenses for the year ended January 31, 2010 was $628,429 (Prior Year $ 308,893).This increase is due increased R&D in new products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include expenses relating to employees cars and travel . General and administrative expenses were for the year ended January 31, 2010 was $422,056 (Prior Year $798,571). This decrease is due cost cutting measures affected.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance increased by $2,600,523 from a cash balance as of January 31, 2009 of $5,108,144 to $7,708,667 as of January 31, 2010. The increase is primarily attributable to a significant increase in cash required for operating activities offset by an increase in cash provided by financing activities.

Net cash used in operating activities amounted to $4,541,836 for the year ended January 31, 2010, while net cash used by operating activities was $7,767,822 for the year ended January 31, 2009, a decrease of $3,322,959. The decrease in net cash used in operating activities primarily resulted from a decrease in operating expenses.

Net cash used in investing activities for the year ended January 31, 20109, was $267,675 while it was $136,7039 used in investing activities for the year ended January 31, 2009, an increase of $130,972 The cash used in investing activities for the year ended January 31, 2010, primarily resulted from the acquisition of property and equipment.

The Company had cash provided in financing activities of $7,399,284 during the year ended January 31, 2010 compared to net cash provided by financing activities of $4,468,123 during the year ended January 31, 2009, an increase of $2,931,161. This increase primarily reflects the purchase by several investors of shares of the Company in a private placement.

Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of new business lines in Instructional FX and Commodities. The Company has sufficient funds to satisfy its cash requirements until June 2010, assuming monthly expenses of the Company at $500,000 and no revenue generation by the Company.  The Company intends to try to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. In the event Finotec's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, and problems or otherwise), Finotec could be required to obtain additional funds earlier than expected. Finotec does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Finotec's business, financial condition, and results of operations will be materially and adversely affected.

Finotec expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Finotec's control.

Item 7. Financial Statements and Supplementary Data

FINOTEC GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
JANUARY 31, 2010 AND 2009

Gvilli & Co. C.P.A. (isr.)	7 Haeshel St.
Caesarea Israel 38900
Phone: 04 - 6372740
Fax: 04 - 6272130
E-mail: ir@gvilicpa.co.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders' and the Board of Directors of Finotec Group Inc.

We have audited the accompanying consolidated balance sheet of Finotec Group, Inc. and its Subsidiaries (collectively, the "Company") as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity,  and cash flows for each of the two years in the period ended January 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We did not audit the financial statements of Finotec Trading UK and Finotec Trading (Cyprus) for the year ended January 31,2010, which statement reflect total revenues constituting 60 percent of consolidated total revenues for the year ended January 31,2010. Such financial statements were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to the amount included for Finotec Trading UK and Cyprus for the year ended January 31, 2010, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of January 31, 2010 and 2009 and the   results of its operations and its cash flows for each of the two years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/S/ Gvilli & Co.
Gvilli &Co.
April 25, 2010
Casarea, Israel

FINANCIAL STATEMENTS

FOR THE YEAR ENDED JANUARY 31, 2010

Page

F-2	Consolidated Balance sheet

F-3	Statement of Income

F-4	Statement of Stockholders' equity

F-5	Statement of cash flow operations

FINOTEC GROUP, INC.

CONSOLIDATED BALANCE SHEET

	U.S Dollars
	January 31 , 2010	January 31 , 2009
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	7,708,667	5,108,144
Prepaid and other current assets	228,311	472,662
Total Current Assets	7,936,978	5,580,806

Property and Equipment, Net	377,717	599,879
Forward transaction-Hedging	-	441,090

Total Assets	8,314,695	6,621,775

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
short term bank credit	-	216
Accounts payable and accrued expenses	1,033,675	995,820
Customers deposits	2,904,900	4,924,316
Forward transaction-Customers and Hedging	17,679	27,649
Provision for severance	291,483	261,063
Total current Liabilities	4,247,737	6,209,064

Stockholders' Equity
Common stock, $0.001 par value, 300,000,000 shares authorized,
121,030,936 shares issued and outstanding	121,031	92,098
Treasury stock
Additional paid-in capital	13,223,250	5,858,059
Foreign currency translation adjustment	(678,876)	(732,344)
Retained earnings	(8,598,447)	(4,805,102)
Total Stockholders' Equity	4,066,958	412,711
Total Liabilities and Stockholders' Equity	8,314,695	6,621,775

See accompanying notes to consolidated financial statements.

FINOTEC GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended
	Jan 31	Jan 31
	2010	2009
	U.S Dollars

Revenues
Net (losses) gain from foreign currency future operations	2,797,619	2,641,116
Consulting	2,145	5,746

Total Revenues	2,799,764	2,646,862

Operating Expenses
General and Administrative	422,056	798,571
Salaries	2,275,840	2,948,013
Rent and office	532,982	255,054
Research and Development	628,429	308,935
Technology and computer	336,617	859,896
Bonuses & cash back-with holding	0	132,941
Marketing	670,287	1,608,866
Professional fees	660,925	710,772
Financial data fees	205,256	232,754
Depreciation	310,708	265,378
Exceptional	0	224,323
Other expense	128,499	570,106
Total Operating Expenses	6,171,598	5,506,569
Operating P&L	(3,371,835)	(2,859,707)

Financing Expenses
Interest income	1,803	79,300
Finance Charges	(159,840)	(460,615)
Financing P&L	(158,037)	31,366

Net Income (Loss)	(3,529,872)	(5,741,835)

Weighted average number of shares outstanding
Basic	103,876,381	73,197,381
Diluted	130,120,823	89,941,246

Net Income per common share- Basic	$-0.03	$-0.08
Net Income per common share - diluted	$-0.03	$-0.06

See accompanying notes to consolidated financial statements.

FINOTEC GROUP, INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

	U.S Dollars
For the year ended	January 31	January 31
	2010	2009

Cash Flows from Operating Activities
Net Income ( Loss)	(3,529,872)	(6,650,062)

Adjustment to reconcile Net Loss to
Net cash Used in Operating Activities
Depreciation	263,680	265,378
Loss on sold assets		19,593

Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid and other current assets	244,351	(179,098)
Increase in accrued expenses	37,854	424
Decrease in other current liabilities		50,246
Increase in accrued severance payable	30,420	72,905
Increase (decrease) in receivable forward Clients Trs	441,090	(86,990)
Increase (decrease) in payable forward Hedging Trs/option	(9,970)	(518,929)
Decrease (increase) in marketable securities	0	486,151
Increase (decrease) in customers Deposits	(2,019,416)	(1,227,439)
Net cash provided by (used in) Operating Activities	(4,541,863)	(7,767,822)

Cash Flows from Investing Activities
Purchase of fixed Assets	(41,519)	(170,660)
Selling of fixed Assets		33,957
Net cash provided by Investing Activities	(41,519)	(136,703)

Cash Flows from Financing Activities
Short term bank credit	(216)	(22,277)
Proceeds from treasury shares
Stock issuance	7,394,124	4,490,400
Net cash provided by (used in) Financing Activities	7,393,908	4,468,123

Effect of Foreign Currency Translation	(210,006)	(591,045)

Net increase (decrease) in Cash and Cash Equivalent	2,600,523	(4,027,447)

Cash and Cash Equivalents- beginning of year	5,108,144	9,135,591

Cash and Cash Equivalents- Ending	7,708,667	5,108,144

FINOTEC GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

	Common Stock
	Shares	Amount	Additional Paid in capital	Deficit Accumulated	Accumulated Other Comprehensive income	Treasury Stock	Total

Balance at January 31, 2008	65,516,224	65,516	1,545,378	1,844,960	(159,916)	(156,513)	3,139,425

Net Income (Loss)				(6,650,062)			(6,650,062)

Shares issued from Treasury Stock						156,513	156,513
New shares issuing	21,205,601	21,206	4,312,681				4,333,887

Foreign currency translation					(572,428)		(572,428)

Balance at January 31, 2009	86,721,825	86,722	5,858,059	(4,805,103)	(732,344)	0	407,335

Net Income (Loss)				(3,529,872)			(3,529,872)

New shares issuing	3,200,000	3,200	396,800				400,000
New shares issuing	11,111,111	11,111	1,988,889				2,000,000
New shares issuing	2,780,000	2,780	692,220				695,000
New shares issuing	8,000,000	8,000	1,992,000				2,000,000
New shares issuing	9,218,000	9,218	2,295,282				2,304,500
Total issued : 34,309,111

Foreign currency translation				(263,473)	53,468		(210,005)

Balance at January 31, 2010	121,030,936	121,031	13,223,250	-8,598,448	-678,876	0	4,066,958

FINOTEC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of
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

FINOTEC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

Principles of
Consolidation
The consolidated financial statements include the accounts of Finotec Inc. and its wholly owned subsidiaries, Finotec Trading, Inc. (“Finotec Trading”) and its owned subsidiaries Finotec Trading Cyprus Ltd. Finotec USA Inc.,  Finotec Trading UK Ltd, and Finotec Group Inc  99.7% owned subsidiary, FinoLogic formerly Forexcash Global Trading Ltd. (“FinoLogic”) (collectively referred to as the “Company”, unless otherwise indicated).  All material inter company transactions and balances have been eliminated in consolidation.

Since the liabilities of Finologic exceed its assets, and the owner of the 0.3% minority interest has no obligation to supply additional capital, no minority interest has been recorded in the consolidated financial statements.

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

Revenue recognition

Finotec acts as a market maker for its customers based on the prices traded in the inter bank market, and recognizes a loss or revenue both when customers close transactions in foreign currencies and also on the open customer positions showing gain or loss. When there is no Compensation inside the system with its customers, Finotec turns to other institutions to clear the contracts and recognizes a loss or revenue from actions in derivative financial instruments.

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

INOTEC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.Summary of Significant Accounting Policies (Continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Translation of Foreign
Currencies
Finologic Ltd. Fino Consulting Ltd and Finotec Trading Cyprus Ltd, Finotec Trading UK Ltd and are operated primarily in local currencies, which represent the functional currencies of those subsidiaries.  Forexcash Ltd, Finotec Trading UK Ltd and Finotec Trading Cyprus Ltd encompass substantial part of the Company's operations.  All assets and liabilities of Finologic Ltd. Fino Consult Ltd, Finotec Trading Cyprus Ltd and Finotec Trading UK Ltd were translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense amounts were translated at average exchange rates during the year. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Fair Value of Financial
Instruments
SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments.  The carrying value of financial instruments, which include cash and cash equivalents, loans payable, customer deposits and accrued expenses, approximate their fair values due to the short-term nature of these financial instruments.  The carrying value of the Company’s note receivable approximates its fair value based on management’s best estimate of future cash collections.

Earning Per Common
Share
Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all stock options.  The dilutive effect of stock options was not assumed for the years ended January 31, 2010 and 2009, because the effect of these securities is anti-dilutive.

FINOTEC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FINOTEC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Other accounting policies (continued)

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

Marketable Securities
Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity.  Realized gains and losses on available-for-sale securities are included in interest income.  Gains and losses, both realized and unrealized, are measured using the specific identification method.  Market value is determined by the most recently traded price of the security at the balance sheet date.  As of January 31, 2010 the market value of the security equals its cost.

4. Advertising Expense
The Company expenses advertising costs as incurred.  Advertising expenses included in the profit and losses in the total amount of Marketing for the years ended January 31, 2010 and 2009 amounted to $670,387 and $1,608,866, respectively.

FINOTEC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Property and
	Equipment	Consist of the following:

As of January 31, 2010

	Estimated Useful Life	January 31 , 2010
	years	(audited)

Computer equipment	3	$771,703
Purchased software	3	$184,951
Office furniture and equipment	7	$518,844
Leasehold improvements	10	$0

Total Property and Equipment at Cost		$1,475,498

Less accumulated depreciation and amortization		$1,097,781

Property and Equipment - Net		$377,717

6. Related Party
Transactions/Loans
Finotec Inc. is a holding Company which operates via its wholly owned subsidiaries and their subsidiaries. Within the Group there are various inter- company agreements setting out the different undertakings of the companies and the commissions paid in such transactions.

The Company has in place from time to time inter-company loans which are granted at interest rates which the Company believes reflect market conditions at such time.

FINOTEC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.Stockholders’ Equity

On April 30, 2009 the Company entered into a definitive agreement for the sale of 3,200,000 shares of Common Stock at a price of $0.125 per share for a total of $ 400,000. The shares of Common Stock sold in the private placement offering have not been registered and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The offering closed on April 30, 2009.

On September 2, 2009, the Company entered into definitive agreements for the sale of 17,218,000 Common Shares at a price of $0.25 per share. The shares of Common Stock sold in the private placement offering have not been registered under the Act and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The summary description of the financing described above does not purport to be complete and is qualified in its entirety by reference to the Stock Purchase Agreement filed as an Exhibit hereto. The offering closed on September 2, 2009.

On July 31 2009, the Company entered into a definitive agreement for the sale of 11,111,111 Common Shares at a price of $0.18 per share as well as 2,780,000 Common Shares at a price of $0.25 per share. The shares of Common Stock sold in the private placement offering have not been registered under the Act and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed on July 31st 2009.

8.Stock Options

During the year 2007, the Board of Directors of Finotec Group, Inc. (the "Company") approved a resolution to authorise up 18,000,000 shares of Common Stock to make these option grants under the Company’s Amended and Restated 2007 Equity Incentive Plan (the “Plan”) available to be issued the companies employees , excluding any Shareholder with more than xx% of the company. The Board intends that such options have an exercise price per share not less than the market price per share of the Company’s Common Stock. As of January 31, 2010, no options were issued to the employees. During the year 2010, 2,000,000 shares have been approved for issue to the employees.

In summary, the Company has issued Common shares and Warrants as follows (excluding the above plan):

	2010	2009
Common Shares Issued	121,030,936	86,721,825
Warrants Issued	27,244,442	25,244,442
Total	148,275,378	111,966,267

The warrants are exercisable at an average of 38 cents per share.

FINOTEC GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Derivative Financial
Instruments
Derivative financial instruments consist of the Company’s forward foreign exchange currency contracts, which are agreements to exchange specific amounts of currencies at a future date, at a specific rate of exchange.  Foreign exchange contracts are entered into primarily to meet the foreign exchange risk management needs of the Company’s clients.

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

10	Legal Proceedings.

In the normal course of business, a few Finotec clients have claims for alleged trading profits or losses that these clients are considered to due to them. The current amounts in question are in no more than US$ 200,000. Finotec’s view is that there is in-sufficient basis for these claims

Management does not expect any of these claims to have a material effect on the Company's financial position or results of operations.

11.	Commitments	FinoLogic Ltd, Finotec Trading (Cyprus) Ltd and Finotec Trading UK Ltd lease their offices space facilities with a lease period of two to three years.
Rent expense included in the profit and losses in the total amount of Selling, General and Administrative for the years ended January 31, 2010 and 2009 amounted to $532,982 and $255,054 respectively.

12.	Income Taxes
Realization of the future tax benefits related to the deferred tax assets is dependent on many factors including the Company’s ability to generate taxable income within the net operating loss carry forward period.  The Company has provided a valuation allowance for the full amount of its net deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset.

13.	Subsequent Events	See Note 10 regarding legal proceedings.

PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure for the year ended January 31, 2010.

Item 8A  Controls and Procedures.

(a)            Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer  and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of January  2010. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer has concluded that the certain of Company’s disclosure controls and procedures are not effective as of January 31, 2010. There are material weaknesses in internal control over financial reporting as described below.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010 based on the framework published by the Committee of Sponsoring Organizations of the Tread way Commission,  Internal Control — Integrated Framework. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of January 31, 2010.

Material weaknesses identified in Finotec Group, Inc are as follows:

Audit Committee, Internal Audit and Entity Level Controls:

•	The Audit Committee is not fully active.
•	The internal controller /audit function is not fully active.
•
Management does perform a periodic check of the access rights of all users to ensure that their access is suitable to their positions and functions. Segregation rights still need be further fine-tuned.

Remediation Plan:
•	The Audit Committee will be fully activated.
•	The Company has appointed an internal controller / auditor who have commenced a review and enforcement of the required tasks. .
•	The CFO will extract from the information system an access list for all employees and ensure that each function, screen and field is suitable to the employee's job description.
•	The CFO will ensure that the access rights are adequately segregated.

Information Technology:
•
The Company does have adequate permission and access right tables specifying group authorizations. Some employees have more authorizations than their role definition. There is no authorization procedure.

•	The Company does have password complexity procedure. User passwords require complexity, and there is a requirement for password change.
•	No adequate formal system development, acquisition and program change policies and procedures exist for development/acquisitions of new systems and changes to existing systems.
•	The developers have access to the production.

Remediation Plan:
•	The Company will continue to examine and minimize user rights and will prepare permissions table and access rights that includes group permissions and prepare access to programs and data procedures.
•	The Company will update "Access to Programs and Data" procedure. Passwords to the database will be managed.
•	The Company will write a methodology for system development, acquisitions and change management.
•	The Company will prevent the developers from accessing the production environment.

Item 9.      Directors, Executive Officers, Promoters, and Control Persons.

The officers of the Company are as follows:

NAME	POSITION(S)	TERM OF OFFICE
Didier Essemini (38)	President, Director	1 year
Guy Senbel (57)	Secretary, Director	1 year
Gil Ovadia (44)	Director	1 year
Phillip Laurent Levy (46)	Director	1 year
Vacant	Director	1 year

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

Philip Laurent Levy

   Mr. Levy is a serial entrepreneur who successfully founded and ran eleven companies in the past two decades, in France, Belgium, Monaco, and Turkey. He has extensive experience in finance, business development and IT. He is currently CEO of B-Wide Business, a VC fund and consulting firm that assists young Israeli companies in funding and management to turn them into global players. Mr. Levy holds an MBA from Sorbonne University in Paris, where he completed the curriculum for a Ph.D. in information systems.

Code of Conduct

The Company has adopted a Code of Conduct for its employees which will be made available, without charge, upon written request to ir@finotec.com.

ITEM 10. MANAGEMENT REMUNERATION

     The following table sets forth the compensation paid during the fiscal year ended January 31, 2010, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2010.

	Annual Compensation		Awards		Payouts

Name	Position	Salary	Bonus	Other annual compensation	Restricted Stock Option Awards	Securities underlying options/SAR	LTIP Payout
		$	$	$	$	#	$
Didier Essemini	President , Director	307,000	0	0	0	0	0
Guy Senbel	Director	0	0	0	0	0	0
	Director	0	0	0	0	0	0
Phillip Laurent Levy	Director	0	0	0	0	0	0
Vacant	Director	0	0	0	0	0	0

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of January 31, 2010, by (i) each Director of the Company, (ii) each executive officer of the Company, (iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.

Shares Beneficially Owned

(1) Percentage of ownership is based on 121,030,936 shares of Common Stock issued and outstanding as of January 31, 2010. This % does not include Options.

Directors and Executive Officers	Shares	Warrant	Owned (1)

Didier Essemini	34,075,983		28.2%
Guy Senbel	2,032,650		1.7%
Gil Ovadia		100,000
Phillip Laurent Levy	4,933,333	8,666,666	4.1%

Total Directors	41,041,966	8,766,666	33.9%

BENEFICIAL OWNERS OF OVER 5%

	Shares	Warrants	Owned (1)
Miranda Handling Ltd	11,111,111	0	9.2%
Jacob Mizrachi	10,780,000	0	8.9%
Inter Dealer Specialist Risk Arbitrage Markets Inc.	9,218,000	0	7.6%
Tableland	7,222,222	2,888,888	6.0%
Gan Paradis	6,115,000	0	5.1%

3,057,500 of Didier Essemini 34,075,983 shares consist of his 50% ownership of Gan Paradis Ltd.

.

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

Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) All required exhibits are incorporated herein by reference from the Company's Form 10K- and Amendments thereto.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 30, 2010	By: /s/ Didier Essemini
Didier Essemini
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ Didier Essemini
Didier Essemini	President, and a Director	April 30, 2010

/s/ Guy Senbel
Guy Senbel	Secretary and a Director	April 30, 2010

/s/ Gil Ovadia
Gil Ovadia	Director	April 30, 2010

/s/
Phillip Laurent Levy	Director	April 30, 2010