Form 10-Q
period 2010-04-30
FINOTEC GROUP INC
filed 2010-06-15
CIK 831378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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

Documents incorporated by reference: None.

FINOTEC GROUP, INC. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets
	April 30, 2010 (Unaudited) and January 31, 2010 .	3

	Consolidated Statements of Operations
	Three Months ended
	April 30, 2010 (Unaudited) and 2009	4

	Statements of Cash Flows – Three Months Ended April 30, 2010
	and 2009 (Unaudited)	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3T	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	19

Item 2.	Changes in Securities and Use of Proceeds	20

Item 3.	Submission of Matters to a Vote of Security Holders	20

Item 4.	Exhibits and Reports on Form 8-K	20

	Signature	20

CONSOLIDATED BALANCE SHEETS

	U.S Dollars
	April 30 , 2010	April 30, 2009	January 31 , 2010
	(Unaudited)	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	5,433,538	4,612,310	7,708,667
Prepaid and other current assets	1,155,085	500,346	228,311
Total Current Assets	6,588,623	5,112,656	7,936,978

Property and Equipment, Net	537,016	537,179	377,717

Total Assets	7,125,639	5,649,835	8,314,695

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
short term bank credit	-	54,896	-
Accounts payable and accrued expenses	1,034,467	700,374	1,033,675
Customers deposits	3,267,775	4,324,687	2,904,900
Forward transaction-Customers and Hedging	20,290	-	17,679
Provision for severance	292,111	255,342	291,483
Total current Liabilities	4,614,643	5,335,299	4,247,737

Stockholders' Equity
Common stock, $0.001 par value, 300,000,000 shares authorized,
121,030,936 shares issued and outstanding	121,031	95,298	121,031
Treasury stock
Additional paid-in capital	13,223,250	6,254,859	13,223,250
Foreign currency translation adjustment	(946,400)	(640,006)	(678,876)
Retained earnings	(9,886,884)	(5,395,615)	(8,598,447)
Total Stockholders' Equity	2,510,996	314,536	4,066,958
Total Liabilities and Stockholders' Equity	7,125,639	5,649,835	8,314,695

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

.
	Three months ended
	April 30	April 30
	2010	2009
	U.S Dollars

Revenues
Net (losses) gain from foreign currency future operations	555,730	684,781
Consulting	0	2,045

Total Revenues	555,730	686,826

Operating Expenses
General and Administrative	8,530	110,768
Salaries	760,148	516,981
Rent and office	122,658	0
Research and Development	115,751	51,691
Technology and computer	115,269	155,009
Marketing	45,772	125,050
Professional fees	307,217	57,585
Financial data fees	46,881	19,259
Depreciation	82,281	57,034
Exceptional	167,490	0
Other expense	98,156	51,451
Total Operating Expenses	1,870,154	1,144,827
Operating P&L	(1,314,425)	(458,001)

Financing Expenses
Interest income	1	0
Finance Charges	25,986	(132,511)
Financing P&L	25,987	(132,511)

Net Income (Loss)	(1,288,438)	(590,512)

Weighted average number of shares outstanding
Basic	121,030,936	89,921,825
Diluted	148,942,045	89,921,825

Net Income per common share- Basic	$-0.01	$-0.01
Net Income per common share - Diluted	$-0.01	$-0.01

See accompanying notes to consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	U.S Dollars
For the Three months ended	April 30	April 30
	2010	2009

Cash Flows from Operating Activities
Net Income ( Loss)	(1,288,438)	(590,512)

Adjustment to reconcile Net Loss to
Net cash Used in Operating Activities
Depreciation	82,095	57,034
Loss on sold assets

Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid and other current assets	(926,774)	(27,684)
Increase in accrued expenses	791	(126,100)
Decrease in other current liabilities		(169,345)
Increase in accrued severance payable	628	(5,725)
Increase (decrease) in receivable forward Clients Trs	0	441,090
Increase (decrease) in payable forward Hedging Trs/option	2,611	(27,649)
Decrease (increase) in marketable securities	0	(0)
Increase (decrease) in customers Deposits	362,876	(599,629)
Net cash provided by (used in) Operating Activities	(1,766,213)	(1,048,521)

Cash Flows from Investing Activities
Purchase of fixed Assets	(241,393)	(2,468)
Selling of fixed Assets
Net cash provided by Investing Activities	(241,393)	(2,468)

Cash Flows from Financing Activities
Short term bank credit	0	54,680
Proceeds from Stock/Treasury shares	0	400,000

Net cash provided by (used in) Financing Activities	0	454,680

Effect of Foreign Currency Translation	(267,525)	100,472

Net increase (decrease) in Cash and Cash Equivalent	(2,275,129)	(495,836)

Cash and Cash Equivalents- beginning of year	7,708,667	5,108,144

Cash and Cash Equivalents- Ending	5,433,538	4,612,307

UNAUDITED CONSOLIDATED STATEMENTS OF STOCK HOLDERS EQUITY

	Common Stock
	Shares	Amount	Additional Paid in capital	Deficit Accumulated	Accumulated Other Comprehensive income	Total

Balance at January 31, 2009	86,721,825	86,722	5,858,059	(4,805,103)	(732,344)	407,335

Net Income (Loss)				(590,512)		(590,512)
New shares issuing	3,200,000	3,200	396,800			400,000
Total issued :3,200,000
Foreign currency translation					92,338	92,338

Balance at April 30, 2009	89,921,825	89,922	6,254,859	-5,395,614	-640,006	309,161

Net Income (Loss)				(1,246,213)		(1,246,213)
New shares issuing	11,111,111	11,111	1,988,889			2,000,000
New shares issuing	2,780,000	2,780	692,220			695,000
Total issued : 13,891,111
Foreign currency translation					312,370	312,370

Balance at July 31, 2009	103,812,936	103,813	8,935,968	-6,641,828	-327,636	2,070,318

Net Income (Loss)				(853,836)		(853,836)
New shares issuing	8,000,000	8,000	1,992,000			2,000,000
New shares issuing	9,218,000	9,218	2,295,282			2,304,500
Total issued : 17,218,000
Foreign currency translation					-301,937	(301,937)

Balance at October 31, 2009	121,030,936	121,031	13,223,250	-7,495,664	-629,573	5,219,045

Net Income (Loss)				(982,337)		(982,337)
Foreign currency translation				-120,445	-49,303	(169,749)

Balance at January 31, 2010	121,030,936	121,031	13,223,250	-8,598,447	-678,876	4,066,959

Net Income (Loss)				(1,288,438)		(1,288,438)
Foreign currency translation					(267,524)	(267,524)

Balance at April 30, 2010	121,030,936	121,031	13,223,250	-9,886,885	-946,400	2,510,997

FINOTEC GROUP, INC.
(NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Summary of Significant Accounting Policies

Interim Financial
Information
The accompanying un-audited consolidated financial statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at April 30, 2010, and the results of their operations and their cash flows for the three months ended April 30, 2010 and April 30, 2009.  The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Description of
Business
Finotec Group, Inc. (“Finotec, Inc.), a Nevada corporation, is principally engaged, through its wholly-owned subsidiaries, in offering foreign currency market trading to professionals and retail clients over its web-based trading system and other professional trading systems.

Shares in Finotec began trading on the Over the Counter Bulletin Board listings. (OTCBB: FTGI).

Finotec Group's United Kingdom subsidiary, Finotec Trading UK, Limited(:FTUK”), has been authorized by the UK’s Financial Services Authority (FSA) to act as a Market Maker, as defined by the FSA, in the United Kingdom. As of November 9, 2007, Finotec Trading UK, Limited, is approved by the FSA as a Market Maker and Principal, and thus Finotec Trading UK, Limited, may now offer UK clients certain regulated investment instruments such as Commodity Futures, Commodity options and options on commodity futures, Contract for Differences, Futures, Options, Rights to or interests in investments, Rolling spot Forex contracts, and Spread Bets.  As of February 2010, FTUK is approved by the FSA whereby FTUK is licensed and approved to carry out Fund Management Activities.

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

The Company provides credit to selected Institutional Clients.

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

Principles of
Consolidation
The consolidated financial statements include the accounts of Finotec Inc. and its wholly owned subsidiaries, Finotec Trading, Inc. (“Finotec Trading”) and its owned subsidiary, Finotec USA Inc., Fino Consulting Ltd, Finotec Trading UK Ltd, and Finotec Ltd’s 99.7% owned subsidiary, FinoLogic Ltd (formerly Forexcash Global Trading Ltd). (“Forexcash”) (collectively referred to as the “Company”, unless otherwise indicated).  All material inter company transactions and balances have been eliminated in consolidation.

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

Marketable Securities
Marketable securities consist principally of corporate stocks.  Management has classified the Company’s marketable securities as available for sale securities in the accompanying consolidated financial statements.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity.  Realized gains and losses on available-for-sale securities are included in interest income.  Gains and losses, both realized and unrealized, are measured using the specific identification method.  Market value is determined by the most recently traded price of the security at the balance sheet date. As of April 30, 2010 the market value of the security equals its cost.

2.	Property and Equipment	Property and equipment consist of the following:

	Estimated Useful Life	April 30 , 2010	January 31 , 2010
	years	(un-audited)	(audited)

Computer equipment	3	$699,612	$771,703
Purchased software	3	$231,786	$184,951
Office furniture and equipment	7	$544,336	$518,844
Leasehold improvements	10	$0	$0

Total Property and Equipment at Cost		$1,716,177	$1,475,498

Less accumulated depreciation and amortization		$1,179,162	$1,097,781

Property and Equipment - Net		$537,016	$377,717

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Legal Proceedings

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

During the year 2007, the Board of Directors of Finotec Group, Inc. (the "Company") approved a resolution to authorise up 18,000,000 shares of Common Stock to make these option grants under the Company’s Amended and Restated 2007 Equity Incentive Plan (the “Plan”) available to be issued the companies employees , excluding any Shareholder with more than 10% of the company. The Board intends that such options have an exercise price per share not less than the market price per share of the Company’s Common Stock. As of January 31, 2010, no options were issued to the employees. During the year 2010, 2,000,000 shares have been approved for issue to the employees.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2010 AND 2009

NET GAINS (LOSSES) FROM FOREIGN CURRENCY  FUTURE  OPERATIONS

Net gains from foreign currency future operations are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net revenue from foreign currency future operations was $555,730 for the three months ended April 30, 2010, as compared to a net gain from foreign currency future operations of $684,781 for the three months ended April 30, 2009 This decrease 114 is attributable to a variety of factors, including the general global downturn in the financial markets,.

The Company had net losses of $1,288,438 for the three months ended April 30, 2010, as compared to a net loss of $590,512for the three months ended April 30, 2009. This increase in Losses is primarily attributable to additional non-recurring costs associated with setting up of new business divisions.

OPERATING EXPENSES

Operating expenses were $1,870,154 for the three months ended April 30, 2010, as compared to $1,144,827 for the three months ended April 30, 2009. This increase was due to additional non-recurring costs associated with setting up of new business divisions.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash balance decreased by $2,275,129 from a cash balance as of January 31, 2010  of $ 7,708,667 to $5,433,538 as of April 30, 2010. This decrease is primarily attributable additional costs and counterparty deposits utilized for set up the new Institutional Forex and commodity  business
Divisions.

Net cash used in operating activities amounted to $1,766,213 for the three months ended April  30, 2010, compared to net cash used in operating activities of $1,048,521  for the three months ended October 31, 2008. Although the Net cash used is lower, market conditions remain difficult – mainly attributable to a variety of factors, including the general global downturn in the financial markets and client reactions to market uncertainties,

Net cash provided in financing activities for the three months ended April  31, 2010, was $ 0 as compared to net provided in investing activities of $ 454,680 for the three months ended April 30, 2009..

Future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our the new business divisions , successful technology upgrades to our systems, products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products.

The Company has successfully launched its Institutional Forex Business and set up the infrastructure for the Institutional Commodity Business. More Information can be obtained on the web site www.finotrade.com .Following the launch of this business; the Company will have sufficient funds to satisfy their cash requirements until December 2010 assuming monthly expenses of the Company at $500,000 and basic revenue generation in the amount of US$ 200,000 by the Company. The company expects to be in a break even position by 3q ’2010.

Furthermore, The Company is continuing its efforts to increase revenues will are centered on the following activities.

o	Expansion of our market share in our retail FX, CFD activities
o	Expansion of the Institutional brokerage trading activity for the same products which was launched in April 2010.
o	To leverage on the infrastructure of the Gas and Power Trading Commodity Business that was successfully put in place in May 2010.
o	Explore opportunities in the Capital Management Division which received FSA regulation in February 2010

On the technology side, the activities have been re-branded as under the FinoLogic Brand Name and the proposed activities are to “
o	Continue to improve the platform and solutions offered – Sky trader and Sky mobile
o	Continue to improve on the easy white label version of our retail margin trading solutions
o	Incorporate other trading platforms such as MT4 into its suite of products with intention on offering clients the choice of a selection of trading platforms

Finotec expects that it will take 3-12 months before the effect of the will show a positive impact on its cash flow and operations.

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

ITEM 4T               CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of April 30, 2010. Based upon this evaluation, the Chief Executive Officer and s the Chief Financial Officer) has concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2010 due to the material weaknesses in internal control over financial reporting as described below.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010 based on the framework published by the Committee of Sponsoring Organizations of the Tread way Commission,  Internal Control — Integrated Framework. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of April 30, 2010.

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

Information Technology:
•
The Company does have adequate permission and access right tables specifying group authorizations. Some employees have more authorizations than their role definition. There is an adequate authorization procedure.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) SALES OF UNREGISTERED SECURITIES

On September 2, 2009, the Company entered into a definitive agreements for the sale of 17,218,000 Common Shares at a price of $0.25 per share. The shares of Common Stock sold in the private placement offering have not been registered under the Act and may not be offered or sold absent registration or an applicable exemption from such registration requirements. All such shares are subject as well to a registration rights agreement. The transaction closed on September 2nd 2009.

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

Finotec Group, Inc. Registrant

Date: June 15, 2010	/s/ Xavier Alexandre
Xavier Alexandre
Chief Executive Officer