Form 10-Q
period 2010-07-31
FINOTEC GROUP INC
filed 2010-10-08
CIK 831378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

for the quarter ended July 31, 2010

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

Documents incorporated by reference: None.

FINOTEC GROUP, INC.
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets
	July 31, 2010 (Unaudited) and January 31, 2010	3

	Consolidated Statements of Operations
	Three Months and Six Months ended
	July 31, 2010 (Unaudited) and 2009	4

	Statements of Cash Flows – Six Months Ended July 31, 2010
	and 2009	5

	Notes to Consolidated Financial Statements .	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations.	8

Item 3T	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	18

Item 2.	Changes in Securities and Use of Proceeds.	18

Item 3.	Submission of Matters to a Vote of Security Holders.	18

Item 4.	Exhibits and Reports on Form 8-K.	18

	Signature.	18

FINOTEC GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	U.S Dollars
	July 31 , 2010	January 31 , 2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	1,332,261	4,803,767
Cash and cash equivalents held for customers	9,693,916	2,904,900
Prepaid and other current assets	1,169,847	228,311
Total Current Assets	12,196,024	7,936,978
Property and Equipment, Net	789,794	377,717

Total Assets	12,985,817	8,314,695

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	1,271,290	1,051,354
Customers deposits	9,693,916	2,904,900
Provision for severance	287,241	291,483
Total current Liabilities	11,252,447	4,247,737

Stockholders' Equity
Common stock, $0.001 par value, 300,000,000 shares authorized,
121,030,936 shares issued and outstanding	121,031	121,031

Additional paid-in capital	13,223,250	13,223,250
Foreign currency translation adjustment	(474,095)	(678,876)
Accumulated Deficit	(11,136,815)	(8,598,447)

Total Stockholders' Equity	1,733,370	4,066,958
Total Liabilities and Stockholders' Equity	12,985,817	8,314,695

See accompanying notes to consolidated financial statements.

FINOTEC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended		Three months ended
	July 31	July 31	July 31	July 31
	2010	2009	2010	2009
	U.S Dollars		U.S Dollars
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Trading Revenue	1,265,757	1,288,471	710,027	601,645

Operating Expenses
General and Administrative	17,469	440,130	8,938	329,363
Salaries	1,530,961	1,475,340	770,813	958,358
Rent and office	252,990	0	130,333	0
Research and development	200,622	68,640	84,872	16,949
Technology and computer	122,195	168,914	6,925	13,906
Marketing	97,369	296,561	51,596	171,511
Professional fees	463,587	331,727	156,370	274,142
Financial data fees	267,191	79,716	220,309	60,458
Depreciation	171,207	118,282	88,926	61,248
Commodity set up costs	149,834	0	(17,656)	0
Other expense	147,726	34,843	49,571	(16,608)
Total Operating Expenses	3,421,151	3,014,152	1,550,997	1,869,326

Operating Loss	(2,155,393)	(1,725,682)	(840,969)	(1,267,681)

Financing Expenses	(147,587)	292,666	(173,572)	425,177

Net Loss	(2,302,980)	(1,433,016)	(1,014,542)	(842,504)

Weighted average number of shares outstanding	121,030,936	103,812,936	121,030,936	121,030,936

Net Loss per common share	$-0.02	$-0.01	$-0.01	$-0.01

See accompanying notes to consolidated financial statements.

FINOTEC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	U.S Dollars
For the six months ended	July 31	July 31
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	(2,302,980)	(1,836,725)

Adjustment to reconcile Net Loss to
Net cash provided by Operating Activities
Depreciation	172,541	170,657

Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid and other current assets	(941,536)	(2,667,491)
Increase in accrued expenses	219,935	(56,135)
Increase in accrued severance payable	(4,242)	(0)
Increase (decrease) in customers deposits	6,789,016	(1,329,096)
Net cash provided by (used in) Operating Activities	3,932,734	(5,641,237)

Cash Flows from Investing Activities
Purchase of fixed Assets	(584,618)	(98,295)
Selling of fixed Assets
Net cash used in Investing Activities	(584,618)	(98,295)

Effect of Foreign Currency Translation	(30,609)	404,706

Net increase in Cash and Cash Equivalent	3,317,509	(2,240,041)

Cash and Cash Equivalents- beginning of year	7,708,667	5,108,144

Cash and Cash Equivalents- Ending	11,026,176	2,868,103

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Summary of Significant Accounting Policies

Interim Financial Information

The accompanying un-audited consolidated financial statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2010.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 31, 2010, and the results of their operations and their cash flows for the six months ended July 31, 2010 and July 31, 2009.  The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Shares in Finotec began trading on the Over the Counter Bulletin Board listings. (OTCBB: FTGI).

Finotec Group's United Kingdom subsidiary, Finotec Trading UK, Limited(:”FTUK”), has been authorized by the UK’s Financial Services Authority (FSA) to act as a Market Maker, as defined by the FSA, in the United Kingdom. As of November 9, 2007, Finotec Trading UK, Limited, is approved by the FSA as a Market Maker and Principal, and thus Finotec Trading UK, Limited, may now offer UK clients certain regulated investment instruments such as Commodity Futures, Commodity options and options on commodity futures, Contract for Differences, Futures, Options, Rights to or interests in investments, Rolling spot Forex contracts, and Spread Bets.  As of February 2010, FTUK is approved by the FSA whereby FTUK is licensed and approved to carry out Fund Management Activities.

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

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.  Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life	July 31, 2010	January 31, 2010
	years	(un-audited)	(audited)

Computer equipment	3	$797,053	$771,703
Purchased software	3	$491,168	$184,951
Office furniture and equipment	7	$613,337	$518,844
Leasehold improvements	10	$119,553	$0

Total Property and Equipment at Cost		$2,021,111	$1,475,498

Less accumulated depreciation and amortization		$1,231,317	$1,097,781

Property and Equipment - Net		$789,794	$377,717

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Legal Proceedings

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2010 AND 2009

NET TRADING REVENUE

Net trading revenue are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net revenue from operations was $710,028 for the three months ended July 31, 2010, as compared to a net gain from operations of $601,645 for the three months ended July 31, 2009. This increase is attributable to a variety of factors, including the commencement of the institutional FX activities.

The Company had net losses of $1,014,542 for the three months ended July 31, 2010, as compared to a net loss of $842,504 for the three months ended July 31, 2009.

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OPERATING EXPENSES

Operating expenses were $1,550,997 for the three months ended July 31, 2010, as compared to $1,869,326 for the three months ended July 31, 2009. This decrease was due to the company’s continued effort to reduce its overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash balance increase by $3,317,509 from a cash balance as of January 31, 2010 of
$ 7,708,667 to $11.026.175 as of July 31, 2010. This increase is primarily due increased customer deposits less trading losses.

Net cash provided by operating activities amounted to $3.932,734 for the six months ended July 31, 2010. This is due to an increase in customer deposits less trading losses.  It is noted that Market conditions remain difficult – mainly attributable to a variety of factors.

Future capital requirements and the adequacy of available funds will depend on numerous factors, increased revenues - including the successful commercialization of our the new business divisions , successful technology upgrades to our systems, products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products.

The Company has successfully launched its Institutional Forex Business and set up the infrastructure for the Institutional Commodity Business. More Information can be obtained on the web site www.finotrade.com Following the launch of these businesses; the Company will have sufficient funds to satisfy their cash requirements until July 2011 assuming monthly expenses of the Company at $500,000 and basic revenue generation in the amount of US$ 300,000 by the Company. The company expects to be in a break even position by 1q ’2011.

Furthermore, The Company is continuing its efforts to increase revenues will are centered on the following activities.

o	Expansion of our market share in our retail FX, CFD activities
o	Expansion of the Institutional brokerage trading activity for the same products which was launched in April 2010.
o	.
On the technology side, the activities have been re-branded as under the FinoLogic Brand Name and the proposed activities are to “
o	Continue to improve the platform and solutions offered – Sky trader and Sky mobile
o	Continue to improve on the easy white label version of our retail margin trading solutions
o	Incorporate other trading platforms such as MT4 into its suite of products with intention on offering clients the choice of a selection of trading platforms

Finotec expects that it will take 3-6 months before the effect of the will show a positive impact on its cash flow and operations.

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

THE INTERNATIONAL NATURE OF OUR BUSINESS ADDS ADDITIONAL COMPLEXITY AND RISKS TO OUR BUSINESS.

The nature of the foreign currency business brings us into contact with different countries and markets. We hope to expand further in international markets. Our international business may be subject to a variety of risks, including:

•         market risk or loss of uncovered transactions;
•         governmental regulation and political instability;
•         collecting international accounts receivable and income;
•         the imposition of barriers to trade and taxes; and
•         difficulties associated with enforcing contractual obligations and intellectual property rights.

     These factors may have a negative effect on any future international operations and may adversely affect our business and operations.

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

  FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, AND WE MAY NOT BE ABLE TO KEEP UP WITH SUCH CHANGE IN A COST-EFFECTIVE WAY (CONTINUED)

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

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTERNET GOVERNANCE, REGULATION AND ADMINISTRATION ARE UNCERTAIN AND MAY ADVERSELY AFFECT OUR BUSINESS. (CONTINUED)

In addition, the effective operation of the Internet and our business is also dependent on the continued mutual co-operation among several organizations that have widely divergent interests, including the government, Internet service providers and developers of system software and software language. These organizations may find that achieving a consensus may become difficult, impossible, time-consuming and costly.

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

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ITEM 4T                  CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of April 30, 2010. Based upon this evaluation, the Chief Executive Officer and s the Chief Financial Officer) has concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2010 due to the material weaknesses in internal control over financial reporting as described below.

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

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ITEM 4T                  CONTROLS AND PROCEDURES (CONTINUED)

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

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Finotec Group, Inc., Registrant

Date: October 4, 2010	/s/ Xavier Alexandre
Xavier Alexandre
Chief Executive Officer