Form 10-Q
period 2010-10-31
FINOTEC GROUP INC
filed 2010-12-21
CIK 831378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

for the quarter ended October 31, 2010

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

Documents incorporated by reference: None.

FINOTEC GROUP, INC.
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Consolidated Balance Sheets
	October 31, 2010 (Unaudited) and January 31, 2010	3

	Consolidated Statements of Operations
	Three Months and Nine Months ended
	October 31, 2010 (Unaudited) and 2009	4

	Statements of Cash Flows – Nine Months Ended October 31, 2010 and 2009	5

	Notes to Consolidated Financial Statements	6-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3T	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3.	Submission of Matters to a Vote of Security Holders	19

Item 4.	Exhibits and Reports on Form 8-K	19

	Signature	19

FINOTEC GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	Oct 31 , 2010	January 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	1,055,308	4,803,767
Cash and cash equivalents held for customers	10,616,720	2,904,900
Prepaid and other current assets	1,046,816	228,311
Total Current Assets	12,718,845	7,936,978
Property and Equipment, Net	789,997	377,717

Total Assets	13,508,842	8,314,695

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	1,209,692	1,051,354
Customers deposits	10,616,720	2,904,900
Provision for severance	385,491	291,483
Total current Liabilities	12,211,903	4,247,737

Stockholders' Equity
Common stock, $0.001 par value, 300,000,000 shares authorized,
121,030,936 shares issued and outstanding	121,031	121,031

Additional paid-in capital	13,223,250	13,223,250
Foreign currency translation adjustment	(490,871)	(678,876)
Accumulated Deficit	(11,556,471)	(8,598,447)
Total Stockholders' Equity	1,296,939	4,066,958
Total Liabilities and Stockholders'Equity	13,508,842	8,314,695

See accompanying notes to consolidated financial statements.

FINOTEC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended		Three months ended
	Oct 31	Oct 31	Oct 31	Oct 31
	2010	2009	2010	2009
	U.S Dollars		U.S Dollars

Net Trading Revenue	1,937,385	1,705,297	671,628	416,827

Operating Expenses
General and Administrative	22,797	340,147	5,329	(99,983)
Salaries	2,202,131	2,067,402	671,171	592,062
Rent and office	382,445	466,009	129,455	466,009
Research and development	251,109	0	50,486	(68,640)
Technology and computer	407,281	310,408	285,087	141,494
Marketing	98,121	421,475	752	124,915
Professional fees	559,335	545,597	95,748	213,870
Financial data fees	320,551	90,086	53,361	10,370
Depreciation	250,511	179,194	79,303	60,912
Commodity set up costs	154,552	0	4,718	0
Other expense	227,258	75,729	79,532	40,886
Total Operating Expenses	4,876,092	4,496,047	1,454,941	1,481,895

Operating Loss	(2,938,708)	(2,790,750)	(783,314)	(1,065,068)

Financing P&L	(19,316)	243,215	128,270	(49,451)

Net Loss	(2,958,024)	(2,547,534)	(655,044)	(1,114,519)

See accompanying notes to consolidated financial statements.

FINOTEC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S Dollars
For the nine months ended	Oct 31
2010

Cash Flows from Operating Activities
Net Loss	(2,958,024)

Adjustment to reconcile Net Loss to
Net cash provided by Operating Activities
Depreciation	253,643

Changes in Operating Assets and Liabilities
Cash and cash equivalents held for customers	(7,711,821)
Decrease (increase) in prepaid and other current assets	(818,505)
Increase in accrued expenses	158,338
Increase in customers Deposits	7,711,821
Decrease in accrued severance payable	94,007
Net cash used in Operating Activities	(3,270,541)

Cash Flows from Investing Activities
Purchase of fixed Assets	(665,923)

Effect of Foreign Currency Translation	188,005

Net decrease Cash and Cash Equivalent	(3,748,459)

Cash and Cash Equivalents - beginning of year	4,803,767

Cash and Cash Equivalents - ending	1,055,308

See accompanying notes to consolidated financial statements.

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary of Significant Accounting Policies

Interim Financial Information

The accompanying un-audited consolidated financial statements of the Company (as defined below) should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2010.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries at October 31, 2010, and the results of their operations and their cash flows for the nine months ended October 31, 2010 and October 31, 2009.  The results of interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Shares in Finotec began trading on the Over the Counter Bulletin Board listings. (OTCBB: FTGI).

Finotec Group's United Kingdom subsidiary, Finotec Trading UK, Limited(”FTUK”), has been authorized by the UK’s Financial Services Authority (FSA) to act as a Market Maker, as defined by the FSA, in the United Kingdom. As of November 9, 2007, Finotec Trading UK, Limited, is approved by the FSA as a Market Maker and Principal, and thus Finotec Trading UK, Limited, may now offer UK clients certain regulated investment instruments such as Commodity Futures, Commodity options and options on commodity futures, Contract for Differences, Futures, Options, Rights to or interests in investments, Rolling spot Forex contracts, and Spread Bets.  As of February 2010, FTUK is approved by the FSA whereby FTUK is licensed and approved to carry out Fund Management Activities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Finotec Group Inc. and its wholly owned subsidiaries, Finotec Trading, Inc. (“Finotec Trading”) and its owned subsidiary, Finotec USA Inc., Finotec Trading UK Ltd and Finotec Cyprus Limited and  Fino Consulting Ltd  and FinoLogic Ltd (formerly  Forexcash Global Trading Ltd).  “Forexcash”) (collectively referred to as the “Company”, unless otherwise indicated).  All material inter company transactions and balances have been eliminated in consolidation.

2.  Property and Equipment

Property and equipment consist of the following:

Fixed Assets
As of October 31, 2010
	Estimated Useful Life	Oct 31 , 2010	January 31 , 2010
	years	(un-audited)	(audited)

Computer equipment	3	$824,647	$771,703
Purchased software	3	$540,857	$184,951
Office furniture and equipment	7	$629,773	$518,844
Leasehold improvements	10	$125,136	$0

Total Property and Equipment at Cost		$2,120,413	$1,475,498

Less accumulated depreciation and amortization		$1,330,416	$1,097,781

Property and Equipment - Net		$789,998	$377,717

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

4.   Going Concern and Fund Raising activities

As reflected in the accompanying Financial Statements, the Company continues to incur losses. While the Company still has positive Stock Holders equity of $1,296,939, it is recognized that this equity is not sufficient to develop the business to profitability. Furthermore, The Company has recognized the need to separate the ownership of the Technology brokerage from the Brokerage Business. The company is in various stages of discussions with various parties to dispose of one of or both of these activities.

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

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009

NET TRADING REVENUE

Net trading revenue are comprised primarily of spread-based brokerage fees earned from our clients' brokerage transactions. Total net revenue from operations was $746,258 for the three months ended October 31, 2010, as compared to net revenue from operations of $416,827 for the three months ended October 31, 2009. This increase is attributable to a variety of factors, including the commencement of the institutional FX activities.

The Company had net losses of $635,025 for the three months ended October 31, 2010, as compared to a net loss of $639,891 for the three months ended October 31, 2009.

OPERATING EXPENSES

Operating expenses were $1,454,941 for the three months ended October 31, 2010, as compared to $1,481,895 for the three months ended October 31, 2009. This decrease was due to the company’s continued effort to reduce its overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash balance decreased by $3,748,459 from a cash balance as of January 31, 2010 of $4,803,767 to $1.055,308 as of October 31, 2010. This decrease is due to trading losses.

Net cash used by operating activities amounted to $3,270,541 for the nine months ended October 31, 2010. This is due to the continued trading losses.  It is noted that Market conditions remain difficult – mainly attributable to a variety of factors.

Future capital requirements and the adequacy of available funds will depend on numerous factors, increased revenues - including the successful commercialization of our the new business divisions, successful technology upgrades to our systems, products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products.

The Company has launched its Institutional Forex Business and set up the infrastructure for the Institutional Commodity Business. However, the Company has decided to cease pursuing the Commodity Business due to the Company’s lack of the requisite capital required for this business as well as the need for the Company to focus on its core Foreign Exchange Brokerage Activities.

Following the launch of these businesses; as well as  the previously described fund raising efforts and the planned separation of the business of the Company, it is expected that the Company will have sufficient funds to satisfy their cash requirements provided that the minimum FSA regulatory capital is maintained as well assuming monthly expenses of the Company at $500,000 and basic revenue generation in the amount of US$ 300,000 by the Company. The company expects to be in a break-even position by the first quarter of 2011. However, should additional fundraising not materialize in any financing and the company not be able to reach the break-even position, then the going concern of the group needs to be re-evaluated.

FINOTEC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

OUR SUCCESS IS DEPENDENT UPON MAINTENANCE OF OUR PRIME BROKERAGE BANKING ARRANGEMENTS.

Following The Company’s launch of its Institutional business, the ability to attract customers will depend on the maintenance of prime brokerage arrangements.

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

Finotec Group, Inc., Registrant

Date: December 15, 2010	/s/ Didier Essemini
Didier Essemini
Chief Executive Officer