Form 10-K
period 2020-01-31
FINOTEC GROUP INC
filed 2020-11-18
CIK 831378

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities

Exchange Act of 1934 For the fiscal year ended January 31, 2020

Commission file number 033-20966

Finotec Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	76-0251547
(State or other jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

3445 Lawrence Ave Oceanside, New York	11572
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 646 768 8417

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on July 31, 2019, was $ N/A

As of November 10, 2020, the Registrant had 300,000,000 shares of Common Stock issued and outstanding.

i

Item 1.  Business

Introduction

The Finotec Group Inc. (“Finotec”, “the Company”, “we”, “us”) has been dormant since November 2011. On March 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-809716-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

On 17st of March 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

David Lazar, 30, has been CEO and Chairman of the Company since May 16, 2018. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations.

Business

Formerly the Company, offered financial market trading to professional and retail clients over its web-based live and real-time proprietary trading system.

Fx and CFD Activities

The Company operated an Internet-based brokerage firm for institutional, professional and serious active individual traders in the financial instruments markets, especially foreign currency and CFDs. The Company offered an electronic trading platform which seamlessly integrates strategy trading tools, historical and streaming real-time market data, and direct-access order-routing and execution.

As part of its code of conduct, all customer monies were segregated in custodian accounts which have been set up in the United Kingdom and various other countries.

Since its inception Finotec has secured a number of IB contracts, with investment houses, financial institutions and high wealth individuals. Finotec’s website and trading system may be accessed on www.finotec.com. The system also provides a ‘demo’ trading system and an e-learning center that may be accessed by registering on the website.

Technology

The Company previously developed a software system delivering foreign exchange, commodities, and futures (CFDs) investment services to the public through the Internet.

Brokerage Services

The Company offered online brokerage services, in financial instruments (especially foreign currency and CFDs), using the Forexcash trading platform. Finotec’s targeted customer base for brokerage services includes active individual, professional and institutional traders.

Sales And Marketing

Offline Marketing

The Company attempted to reach its target customers through advertising campaigns for its products and services in local financial newspapers, articles providing in-depth market commentary on the specific Company products, one-day seminars, events and conventions. Finotec used the services of various advertising companies to reach targeted customers through advertising campaigns.

Online Marketing

Online marketing included campaigns in Google, business portals, search engines and other financial websites.

Call Center

Follow-up activities to the Company’s marketing campaigns were performed by the Company’s multi-lingual call center that directly contacts potential customers who have expressed an interest in the Company’s products and services and arranges meetings with account representatives, when appropriate.

Partnerships

The Company’s marketing strategy included the extension of its customer base through partnerships with relevant players in the financial markets.  These partnerships include Franchising Agreements, Introducing Broker Agreements, Affiliate Agreements, White Label Agreements and Licensing Agreements with financial institutions whereby the institutions referred clients to the Company and receive a commission from the Company for such referrals.

Distribution

In addition to its direct contacts with its customers, the Company actively sought brokerage firms and other financial institutions to whose customers it can offer the ability to trade with Finotec’s dealing room while sharing the income generated from the trading activity of such customers. The Company aims to further develop this system of forging relationships with Introducing Brokers and Affiliates on an international level. This use of the trading platform would allow Introducing Brokers to provide their customers access to the foreign currency and other financial markets without the cost of running a trading room and developing an electronic trading system themselves.

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

Employees

As of November 9, 2020, we had no employees and our activities were being directed by a Court-appointed custodian.

Item 1A. Risk Factors

We are a smaller reporting company are not required to include this disclosure in this Report

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

None

Item 3. Legal Proceedings

We are not involved in any material legal proceedings, nor are we aware of any legal proceedings threatened or in which any director or officer or any of their affiliates is a party adverse to our Company or has a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.001

Our shares of common stock are currently quoted on the OTC Pink under the symbol “FTGI”.

The following table sets forth the high and low bid price for our common stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
April 30, 2018	$0.00850	$0.00370
July 3, 2018	$0.00371	$0.00100
October 31, 2018	$0.00330	$0.00250
January 31, 2019	$0.00260	$0.00200

April 30, 2019	$0.00200	$0.00150
July 31, 2019	$0.00200	$0.00150
October 31, 2019	$0.00200	$0.00120
January 30, 2020	$0.00190	$0.00090

(b) Holders

As of November 9, 2020, a total of 300,000,000 shares of the Company’s common stock are currently outstanding held by 1,118 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Item 6. Selected Financial Data

We are a smaller reporting company are not required to include this disclosure in this Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Finotec Group Inc. has been dormant since November 2011. On March 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-809716-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

On 17st of March 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

Management’s Plan of Operation

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview

The Company’s current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●	may significantly reduce the equity interest of our stockholders;
●	will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
●	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;
●	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Liquidity and Capital Resources

As of January 31, 2020, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Mr. Lazar, the Court appointed custodian.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by David Lazar, our sole officer and director, or an affiliated party.

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports.
●	franchise fees, registered agent fees, legal fees and accounting fees, and
●	investigating, analyzing and consummating an acquisition or business combination.

We estimate that these costs will be in the range of $10,000-$15,000 per year, and that we will be able to meet these costs as necessary, to be advanced/loaned to us by Management and/or an affiliated party.

We had a negative cash flow from operations of $2,675 during the year ended January 31, 2020. We financed our negative cash flow from operations during this period through advances made by our CEO amounting to $2,675.

The Company has no capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued an unqualified audit opinion for the years ended January 31, 2020 and 2019 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of January 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of January 31, 2020 and 2019, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended January 31, 2020 and 2019, and are included elsewhere in this amended registration statement.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements, the notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Financial Statements, notes and report are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Finotec Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Finotec Group, Inc. (the "Company") as of January 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

November 17, 2020

FINOTEC GROUP, INC.

BALANCE SHEETS

	January 31,	January 31,
	2020	2019

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Note payable related parties	2,675	-
Total liabilities	2,675	-

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value; 300,000,000 shares authorized, 300,000,000 shares issued and outstanding January 31, 2020 and January 31, 2019	300,000	300,000
Additional paid in capital	13,261,548	13,261,548
Retained earnings (deficit)	(13,564,223)	(13,561,548)
Total Stockholders’ (Deficit)	(2,675)	-
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP, INC.

STATEMENTS OF OPERATIONS

	YEARS ENDED
	January 31,	January 31,
	2020	2019
Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	2,675	-
Total operating expenses	2,675	-
(Loss) from operations	(2,675)	-
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(2,675)	-
Provision for income taxes	-	-
Net (Loss)	$(2,675)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-

Weighted average number of shares outstanding	300,000,000	300,000,000

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP, INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, January 31, 2018	300,000,000	$300,000	$13,261,548	$(13,561,548)	$-

Net loss				-	-

Balance, January 31, 2019	300,000,000	$300,000	$13,261,548	$(13,561,548)	$-

Net loss				(2,675)	(2,675)

Balance, Janaury 31, 2020	300,000,000	$300,000	$13,261,548	$(13,564,223)	$(2,675)

The accompanying notes are an integral part of the financial statements.

FINOTEC GROUP, INC.

STATEMENTS OF CASH FLOWS

	January 31,	January 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,675)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Net cash provided by (used for) operating activities	(2,675)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	2,675
Net cash provided by (used for) financing activities	2,675	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company’s accounting year-end is January 31.

On July 20, 2020 Custodian Ventures, LLC was appointed as the custodian of the Company by the Eighth Judicial Court of Nevada pursuant to Case No. A-20-816267-B.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of January 31, 2020 the Company had a working capital deficit of $2,675 and negative retained earnings of 13,564,223

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by David Lazar who is extending interest free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities, the liability for the excess share issuance, and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended April 30, 2020 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On January 31, 2020, and January 31, 2019, the Company’s cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.

We intend to adopt ASC 842 on July 1, 2020. The adoption of this guidance is not expected to have any impact on our financial statements.

Stockholders’ Equity and Accrued Liability Excess stock Issuance

The Company has authorized 300,000,000 shares of Common Stock with a par value of $0.001. As of January 31, 2020, and January 31, 2019, respectively, there were 300,000,000 shares of Common Stock issued and outstanding, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of January 31, 2020, and 2019

NOTE 5 –NOTES PAYABLE-RELATED PARY

Mr. Lazar, the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended January 31, 2020, he extended $2,675 in interest free demand loans to the Company. These management services provided by Mr. Lazar, the Company’s only employee, are to manage the day to day operations of the Company; and take the necessary actions to enable the Company to become a viable operating entity

NOTE 6 – SUBSEQUENT EVENTS

On April 27, 2020 the Company filed a Certificate of Designation with the State of Nevada to authorize 10,000,000 shares of Series A Preferred Stock (“Series A”). Each share of Series A is convertible into 20 shares of Common Stock. April 28, 2020 the Company awarded 10,000,000 shares of Series A to Custodian Ventures, LLC. managed by David Lazar in return for services provided

Item 14. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

In its two most recent fiscal years, the Company has had no disagreements with its independent accountants.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of January 31, 2020, at reasonable assurance levels

We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended January 31, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013.

Based on its assessment, management has concluded that as of December 31, 2019, our disclosure controls and procedures and internal control over financial reporting were effective. .

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position
David Lazar	30	Chief Executive Officer, President, and Chairman of the Board

The above-listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers serve at the will of the Board of Directors.

David Lazar, 30, has been CEO and Chairman of the Company since May 16, 2018. David Lazar is a private investor with business experience. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations.

Board Committees

As of the date of this Report, we do not have any committees of our Board of Directors. We expect to appoint outside Directors to serve on our Board in the near future, but as of the date of this Report, we have not identified such prospective Directors. Once appointed and we become a reporting company, of which there is no assurance, we expect to form an Audit Committee, a Compensation Committee, a Corporate Governance Committee, and a Nominating Committee.

Family Relationships

There are no family relationships between any of our Directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
●	Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Our Board is currently composed of three members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. No member of our Board of Directors is considered an independent director. We evaluated independence in accordance with the rules of The New York Stock Exchange, Inc., which generally provides that a director is not independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s consolidated gross revenues.

Once we achieve trading status, of which there can be no assurance, we will insure that our committees, as well as our Board of Directors, complies with all the requirements of a public company under the auspices of the OTC Marketplace.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above-referenced reports was not filed on a timely basis during the most recent year or prior years. To our best knowledge, there has been no change in the holdings of any of our affiliates and no reports were required to be filed.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the near future.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

SUMMARY COMPENSATION TABLE

No compensation was granted ot David Lazar during the years ended January 31, 2020 and January 31, 2019.

Salaries are established by our Board of Directors. We currently do not have a Compensation Committee but expect to have one in place in the future once we have independent directors. None of our employees are employed pursuant to an employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2020.

None

Compensation of Directors

Other than the compensation described above in the Summary Compensation Table, our officers and directors are reimbursed for actual expenses incurred.

None

Stock Plan

We have not adopted a stock plan.

Employment Agreements

David Lazar is not party to an employment agreement with us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock and Preferred Stock voting with the Common Stock as of the date of this Report by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The information provided is based upon 300,000,000 Common Shares issued and outstanding as of the date of this Report.

Class of Shares	Name and Address	# of Shares		% of Class
Preferred	David Lazar, Chief Executive Officer and Director (1)(2) 1185 Avenue of the Americas, 3rd Floor. New York, New York 10036	10,000,0000	(2)	40.1%

Common

Common	All Officers and Directors as a Group (1 persons)

Common	Other 5% Shareholders

Common	Didier Essemini	31,018,483

Common	Yedidya Capital Group Inc.	177,203,069

(1)	Officer and director of our Company.
(2)	Each share of Series A Preferred Stock convertible to 20 shares of Common Stock. Also includes 466,849 shares of common stock

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

There are no related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Director Independence

None of our current directors are deemed “independent” pursuant to SEC rules. We anticipate appointing independent directors in the foreseeable future.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal years ended January 31, 2020 and 2019:

	December 31, 2019	December 31, 2018
Audit Fees	$-	$-
Tax Fees
All Other Fees
Total	$-	$-

Audit Fees. Consist of amounts billed for professional services rendered for our annual financial statements our Annual Report on Forms 10-K for our fiscal years ended January 31, 2020 and 2019, respectively, and for reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Tax Fees. Consists of amounts billed for professional services rendered for tax return preparation, tax planning, and tax advice.

All Other Fees. Consists of amounts billed for services other than Audit Fees.

We do not have an audit committee and as a result, our entire Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exhibit No.	Description

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Finotec Group, Inc.
(Registrant)

Date: November 18, 2020	By:	/s/ David Lazar
David Lazar, CEO and CFO