Form 10-Q
period 2020-04-30
FINOTEC GROUP INC
filed 2020-11-18
CIK 831378

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 033-20966

Finotec Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	76-0251547
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

3445 Lawrence Ave
Oceanside, New York, 11572

(646) 768-8417

(Issuer’s telephone number including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of November 10, 2020, there were 300,000,000 common shares were outstanding.

Finotec Group, Inc.

i

FINOTEC GROUP, INC.

BALANCE SHEETS

(Unaudited)

	April 30,	January 31,
	2020	2020
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	$185	$-
Note payable related parties	10,280	2,675
Total liabilities	10,465	2,675

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Series A stock, $0.001 par value, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding, April 30, 2020 and January 31,2020	10,000	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 300,000,000 shares issued and outstanding April 30, 2020 and January 31, 2020	300,000	300,000
Additional paid in capital	13,851,548	13,261,548
Retained earnings (deficit)	(14,172,013)	(13,564,223)
Total Stockholders’ (Deficit)	(10,465)	(2,675)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months
	ended	ended
	April 30,	April 30,
	2020	2019
Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	607,790	-
Total operating expenses	607,790	-
(Loss) from operations	(607,790)	-
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(607,790)	-
Provision for income taxes	-	-
Net (Loss)	$(607,790)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-

Weighted average number of shares outstanding	300,000,000	300,000,000

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Three months
	ended	ended
	April 30,	April 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(607,790)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock- based compensation	600,000
Changes in operating assets and liabilities:
Accounts payable	185
Net cash provided by (used for) operating activities	(7,605)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	7,605
Net cash provided by (used for) financing activities	7,605	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP, INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, January 31, 2019			300,000,000	$300,000	$13,261,548	$(13,561,548)	$-

Net loss						-	-

Balance, April 30, 2019	-	$-	300,000,000	$300,000	$13,261,548	$(13,561,548)	$-

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, January 31, 2020	-	$-	300,000,000	$300,000	$13,261,548	$(13,564,223)	$(2,675)

Net loss						(607,790)	(607,790)

Issuance of preferred stock	10,000,000	10,000			590,000		600,000

Balance , April 30, 2020	10,000,000	$10,000	300,000,000	$300,000	$13,851,548	$(14,172,013)	$(10,464.56)

The accompanying notes are an integral part of the financial statements.

FINOTEC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED APRIL 30, 2020 AND 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of April 30, 2020 the Company had a working capital deficit of $10,645 and negative retained earnings of $14,172,013.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after April 1, 2018, are presented under ASC 606. As of and for the year ended April 30, 2020 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On April 30, 2020, and January 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Stockholders’ Equity and Accrued Liability Excess stock Issuance

The Company has authorized 300,000,000 shares of Common Stock with a par value of $0.001. As of April 30, 2020, and January 31, 2020, respectively, there were 300,000,000 shares of Common Stock issued and outstanding, respectively. On April 27, 2020 the Company filed a Certificate of Designation with the State of Nevada to authorize 10,000,000 shares of Series A Preferred Stock (“Series A”). Each share of Series A is convertible into 20 shares of Common Stock. April 28, 2020 the Company awarded 10,000,000 shares of Series A to Custodian Ventures, LLC. managed by David Lazar in return for services provided. As a result, the Company recorded a stock based compensation expense of $600,000.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of April 30, 2020, and January 30, 2020.

NOTE 5 –NOTES PAYABLE-RELATED PARY

Mr. Lazar, the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended April 30, 2020, he extended $7,605 in interest free demand loans to the Company. These management services provided by Mr. Lazar, the Company’s only employee, are to manage the day to day operations of the Company; and take the necessary actions to enable the Company to become a viable operating entity.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to April 30, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.

Plan of Operation

We have been dormant since May 2005. As of the date of this Report, we intend to engage in what we believe to be synergistic acquisitions or joint ventures with a company or companies that we believe will enhance our business plan. There are no assurances we will be able to consummate any acquisitions using our securities as consideration, or at all. Numerous things will need to occur to allow us to implement this aspect of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.

Limited Operating History; Need for Additional Capital

We cannot guarantee we will be successful in our business operations. We have not generated any revenue since inception. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to the price and cost increases in supplies and services.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Principles

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates. We have not identified any critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income or loss to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. Our debt obligations contain interest rates that are fixed and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of April 30, 2020, and April 30, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of April 30, 2020, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from May 2005 until April 30, 2020; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of April 30, 2020.

Management believes that the material weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended July 3, 2020, and April 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1a. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

During the three months ended April 30, 2020, we did not issue any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Finotec Group, Inc.
(Registrant)

Date: November 18, 2020	By:	/s/ David Lazar
David Lazar, CEO and CFO