Form 10-Q
period 2020-10-31
FINOTEC GROUP INC
filed 2020-11-18
CIK 831378

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

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

Finotec Group, Inc.

i

FINOTEC GROUP, INC.

BALANCE SHEETS

(Unaudited)

	October 31,	January 31,
	2020	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	$620	$-
Note payable related parties	23,306	2,675
Total liabilities	23,926	2,675

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Series A stock, $0.001 par value, 10,000,000 shares authorized,
10,000,000 shares issued and outstanding, October 31, 2020 and January 31,2020		10,000
Common stock, $0.001 par value; 300,000,000 shares authorized,
300,000,000 shares issued and outstanding October 31, 2020 and January 31, 2020	300,000	300,000
Additional paid in capital	13,851,548	13,261,548
Retained earnings (deficit)	(14,185,474)	(13,564,223)
Total Stockholders’ (Deficit)	(23,926)	(2,675)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	October 31,	October 31,	October 31,	October 31,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	6,737	-	621,251	-
Total operating expenses	6,737	-	621,251	-
(Loss) from operations	(6,737)	-	(621,251)	-
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(6,737)	-	(621,251)	-
Provision for income taxes	-	-	-	-
Net (Loss)	$(6,737)	$-	$(621,251)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-	$(0.00)	$-

Weighted average number of shares outstanding	300,000,000	300,000,000	300,000,000	300,000,000

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months	Nine months
	ended	ended
	October 31,	October 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(621,251)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation	600,000
Changes in operating assets and liabilities:
Accounts payable	620
Net cash provided by (used for) operating activities	(20,631)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	20,631
Net cash provided by (used for) financing activities	20,631	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP, INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, January 31, 2019	-	$-	300,000,000	$300,000	$13,261,548	$(13,561,548)	$-

Net loss						-	-

Balance, April 30, 2019	-	$-	300,000,000	$300,000	$13,261,548	$(13,561,548)	$-

Net loss						-	-

Balance, July 31,2019	-	$-	300,000,000	$300,000	$13,261,548	$(13,561,548)	$-

Net loss

Balance, October 31, 2020	-	$-	300,000,000	$300,000	$13,261,548	$(13,561,548)	$-

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, January 31, 2020	-	$-	300,000,000	$300,000	$13,261,548	$(13,564,223)	$(2,675)

Net loss						(607,790)	(607,790)

Issuance of preferred stock	10,000,000	10,000			590,000		600,000

Balance , April 30, 2020	10,000,000	$10,000	300,000,000	$300,000	$13,851,548	$(14,172,013)	$(10,465)

Net loss						(6,725)	(6,725)

Balance July 31, 2020	10,000,000	$10,000	300,000,000	$300,000	$13,851,548	$(14,178,738)	$(17,190)

Net loss						(6,737)	(6,737)

Balance, August 31, 2020	10,000,000	$10,000	300,000,000	$300,000	$13,851,548	$(14,185,474)	$(23,926)

The accompanying notes are an integral part of the financial statements.

FINOTEC GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Finotec Group Inc. (“Finotec”, “the Company”, “we”, “us”) has been dormant since November 2011. On March 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-809716-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

On March 17, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer, and Chairman of the Board of Directors.

David Lazar, 30, has been CEO and Chairman of the Company since May 16, 2018. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales, and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal, and operations management; public company management, accounting, audit preparation, due diligence reviews, and SEC regulations.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred operating losses since inception. As of October 31, 2020, the Company had a working capital deficit of $23,926 and negative retained earnings of 14,185,747.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by David Lazar who is extending interest-free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities, the liability for the excess share issuance, and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after April 1, 2018, are presented under ASC 606. As of and for the year ended October 31, 2020, the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On October 31, 2020, and January 31, 2020, the Company’s cash equivalents totaled $-0- and $-0- respectively.

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

Stockholders’ Equity

The Company has authorized 300,000,000 shares of Common Stock with a par value of $0.001. As of October 31, 2020, and January 31, 2020, respectively, there were 300,000,000 shares of Common Stock issued and outstanding, respectively. On April 27, 2020, the Company filed a Certificate of Designation with the State of Nevada to authorize 10,000,000 shares of Series A Preferred Stock (“Series A”). Each share of Series A is convertible into 20 shares of Common Stock. April 28, 2020, the Company awarded 10,000,000 shares of Series A to Custodian Ventures, LLC. managed by David Lazar in return for services provided. As a result, the Company recorded a stock-based compensation expense of $600,000.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of October 31, 2020, and January 30, 2020.

NOTE 5 –NOTES PAYABLE-RELATED PARY

Mr. Lazar, the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended October 31, 2020, has extended $ 20,631 in interest-free demand loans to the Company. These management services provided by Mr. Lazar, the Company’s only employee, are to manage the day to day operations of the Company; and take the necessary actions to enable the Company to become a viable operating entity. As of October 31, 2020, and January 31, 2020, the amounts due to notes payable, related parties amounted to $23,306 and $2,675, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to October 31, 2020, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for many years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since. As a result, our management did not evaluate the effectiveness of our internal control over financial reporting as of October 31, 2020, and October 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2020, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from May 2005 until October 31, 2020; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of October 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the periods ended July 3, 2020, and October 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended October 31, 2020, we did not issue any of our equity securities.

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