Form 10-Q/A
period 2020-07-31
FINOTEC GROUP INC
filed 2021-03-03
CIK 831378

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

Finotec Group, Inc.

i

EXPLANATORY NOTE

On April 28, 2020 the Company’s Board of Director’s awarded 10,000,000 shares of the Company’s Series A Preferred Stock to Custodian Ventures LLC, managed by David Lazar. Based upon the original Certificate of Designation these shares were convertible to common stock at a ratio of 20 to 1. The Company’s Form 10-Q’s for the periods ended April 30, 2020, July 31, 2020 and October 31, 2020 each contained financial statements that included stock-based compensation based upon a 20 to 1 conversion rate. Each of these 10-Q’s was filed on November 18, 2020. On November 19, 2020 it was discovered that due to a scrivener’s error, the conversion rate was intended to be 200 to 1 instead of 20 to 1. The impact of the increase in the conversion rate from 20 to 1 to 200 to 1, was an additional $5,400,000 in stock-based compensation expense included in “general and administrative expense -related party”, on the Company’s Restated Statement of Operations. This Amendment No. 1 on Form 10-Q/A (this Amendment) amends the financial statements and the related footnotes on the Company’s Report on Form 10-Q for the quarter ended July 31, 2020, as amended. Also see Note 6. “Restatement”. Except for the foregoing, no other information in the Original Filing is revised by this Amendment.

ii

FINOTEC GROUP, INC.

BALANCE SHEETS

(Unaudited)

	July 31,	January 31,
	2020	2020
	(restated)
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable	$620	$-
Note payable related parties	16,570	2,675
Total liabilities	17,190	2,675

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Series A stock, $0.001 par value, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding, July 31, 2020 and January 31,2020	10,000	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 300,000,000 shares issued and outstanding July 31, 2020 and January 31, 2020	300,000	300,000
Additional paid in capital	19,251,548	13,261,548
Retained earnings (deficit)	(19,578,738)	(13,564,223)
Total Stockholders’ (Deficit)	(17,190)	(2,675)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	July 31,	July 31,	July 31,	July 31,
	2020	2019	2020	2019
			(restated)
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	6,725	-	6,014,515	-
Total operating expenses	6,725	-	6,014,515	-
(Loss) from operations	(6,725)	-	(6,014,515)	-
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(6,725)	-	(6,014,515)	-
Provision for income taxes	-	-	-	-
Net (Loss)	$(6,725)	$-	$(6,014,515)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-	$(0.02)	$-

Weighted average number of shares outstanding	300,000,000	300,000,000	300,000,000	300,000,000

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended	ended
	July 31,	July 31,
	2020	2019
	(restated)
Cash Flows From Operating Activities:
Net loss	$(6,014,515)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities Stock- based compensation	6,000,000
Changes in operating assets and liabilities:
Accounts payable	620
Net cash provided by (used for) operating activities	(13,895)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	13,895
Net cash provided by (used for) financing activities	13,895	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP, INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, January 31, 2019	-	$-	300,000,000	$300,000	$13,261,548	$(13,561,548)	$-

Net loss						-	-

Balance, April 30, 2019	-	$-	300,000,000	$300,000	$13,261,548	$(13,561,548)	$-

Net loss						-	-

Balance, July 31,2019	-	$-	300,000,000	$300,000	$13,261,548	$(13,561,548)	$-

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, January 31, 2020	-	$-	300,000,000	$300,000	$13,261,548	$(13,564,223)	$(2,675)

Net loss						(6,007,790)	(6,007,790)

Issuance of preferred stock	10,000,000	10,000			5,990,000		6,000,000

Balance , April 30, 2020 (restated)	10,000,000	$10,000	300,000,000	$300,000	$19,251,548	$(19,572,013)	$(10,465)

Net loss						(6,725)	(6,725)

Balance July 31, 2020 (restated)	10,000,000	$10,000	300,000,000	$300,000	$19,251,548	$(19,578,738)	$17,190

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of July 31, 2020 the Company had a working capital deficit of $17,190 and negative retained earnings of $19,578,738.

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

NOTE 6 – RESTATEMENT

Our interim financial statements for the three and six months ended July 3, 2020, as previously filed with the SEC on November 18, 2020, have been restated. The previously filed financial statements did not reflect the proper conversion rate from Series A Preferred Stock to common stock during the appropriate quarterly interim period. The impact of this restatement on the Company’s Balance Sheet, Income Statement, and Cash Flow are reflected in the tables below:

BALANCE SHEETS

(Unaudited)

	Previously filed		Restated
	July 31,		July 31,
	2020	Adjustment	2020

ASSETS
Total Assets	$-		$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts payable	$620		$620
Note payable related parties	16,570		16,570
Total liabilities	17,190		17,190

Commitments and Contingencies	-		-

Stockholders' Equity
Preferred Series A stock, $0.001 par value, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding, July 31, 2020 and January 31,2020	10,000		10,000
Common stock, $0.001 par value; 300,000,000 shares authorized, 300,000,000 shares issued and outstanding July 31, 2020 and January 31, 2020	300,000		300,000
Additional paid in capital	13,851,548	5,400,000	19,251,548
Retained earnings (deficit)	(14,178,738)	(5,400,000)	(19,578,738)
Total Stockholders' (Deficit)	(17,190)	-	(17,190)
Total Liabilities and Stockholders' (Equity)	$-	$-	$-

STATEMENTS OF OPERATIONS

(Unaudited)

	Previously filed		Restated
	Six months		Six months
	ended		ended
	July 31,		July 31,
	2020	Adjustment	2020
Revenue	$-		$-

Operating Expenses:
Administrative expenses -related party	614,515	5,400,000	6,014,515
Total operating expenses	614,515	5,400,000	6,014,515
(Loss) from operations	(614,515)	(5,400,000)	(6,014,515)
Other expense		-
Other (expense) net	-	-	-
Income (loss) before provision for income taxes	(614,515)	(5,400,000)	(6,014,515)
Provision for income taxes	-	-
Net (Loss)	$(614,515)	(5,400,000)	$(6,014,515)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.02)	$(0.02)

Weighted average number of shares outstanding	300,000,000	-	300,000,000

STATEMENTS OF CASH FLOWS

(Unaudited)

	Previously filed		Restated
	Six months		Six months
	ended		ended
	July 31,		July 31,
	2020	Adjustment	2020
Cash Flows From Operating Activities:
Net loss	$(614,515)	$(5,400,000)	$(6,014,515)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock- based compensation	600,000	5,400,000	6,000,000
Changes in operating assets and liabilities:
Accounts payable	620		620
Net cash provided by (used for) operating activities	(13,895)	-	(13,895)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-		-

Cash Flows From Financing Activities:
Proceeds from related party loans	13,895		13,895
Net cash provided by (used for) financing activities	13,895		13,895

Net Increase (Decrease) In Cash	-		-
Cash At The Beginning Of The Period	-		-
Cash At The End Of The Period	$-		$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-		$-

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