Form 10-Q
period 2021-04-30
LVPAI GROUP Ltd
filed 2021-06-14
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number. 033-20966

LVPAI GROUP LIMITED

(FORMER NAME AS FINOTEC GROUP, INC.)

(Exact name of registrant issuer as specified in its charter)

Nevada	6770	76-0251547
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

3445 Lawrence Avenue, Oceanside, NY 11572,

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (646) 768-8417

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	LVPA	None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [X] Smaller reporting company [X]

Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

YES [  ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 26, 2021.

Class	Outstanding at May 26, 2021
Common Stock, $.0001 par value	101,567

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

LVPAI GROUP LIMITED

(FORMER NAME AS FINOTEC GROUP, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2021 AND JANUARY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	April 30, 2021	January 31, 2021
	(Unaudited)	(Audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
TOTAL LIABILITIES	$-	$-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding, April 30, 2021 and January 31, 2021	10,000	10,000
Common stock, $0.001 par value, 330,000,000 shares authorized, 101,567 and 300,134,005 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively	102	300,134
Additional paid-in capital	19,616,949	19,316,917
Accumulated deficit	(19,627,051)	(19,627,051)
TOTAL STOCKHOLDERS’ DEFICIT	-	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

(FORMER NAME AS FINOTEC GROUP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED APRIL 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

	Three months ended April 30
	2021	2020

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES	-	(6,007,790)

LOSS FROM OPERATIONS	-	(6,007,790)

Other expense:
Total other expense	-	-

Net loss from operations	-	(6,007,790)
Income tax expense	-	-
Net loss	$-	$(6,007,790)

Other comprehensive income:
- Foreign currency translation adjustment	-	-
COMPREHENSIVE LOSS	$-	$(6,007,790)
Net loss per share- Basic and diluted	$0.00	$(0.02)
Weighted Average Number of shares outstanding	-	300,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

(FORMER NAME AS FINOTEC GROUP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

For the three months ended April 30, 2021

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of shares	Amount	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE GAIN	TOTAL EQUITY
Balance as of January 31, 2021 (audited)	10,000,000	$10,000	300,134,005	$300,134	$19,316,917	$(19,627,051)	$-	$-
1 for 3,000 reverse stock split			(300,032,438)	(300,032)	300,032	-	-	-
Net loss			-	-	-	-	-	-
Balance as of April 30, 2021 (unaudited)	10,000,000	$10,000	101,567	102	$19,616,949	$(19,627,051)	$-	$-

For the three months ended April 30, 2020

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of shares		Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE GAIN	TOTAL EQUITY
Balance as of January 31, 2019 (audited)	10,000,000	$10,000	300,000,000	$300,000	$13,261,548	$(13,561,548)	$-	$-
Net loss			-	-	-	(2,675)	-	(2,675)
Balance as of April 30, 2020 (unaudited)	10,000,000	$10,000	300,000,000	$300,000	$13,261,548	$(13,564,223)	$-	$(2,675)

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

(FORMER NAME AS FINOTEC GROUP, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$-	$(6,007,790)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	-	6,000,000
Changes in operating assets and liabilities:
Accounts payable	-	185
Net cash used in operating activities	-	(7,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	-	7,605
Net cash used in financing activities	-	7,605

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

(FORMER NAME AS FINOTEC GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management, the consolidated balance sheet as of April 30, 2021 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

Lvpai Group Limited (former name as Finotec Group, Inc.), a Nevada corporation (“LVPA”, “the Company”, “we”, “us”) has been dormant since November 2011. On March 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-809716-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

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

Effective March 8, 2021 we changed our name from Finotec Group, Inc. to Lvpai Group Limited. On March 8, 2021, the Company effectuated a 1 for 3,000 reverse stock splits. As a result of the foregoing we changed our trading symbol from FTGI and began trading as LVPA on April 5, 2021.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of April 30, 2021, the Company suffered an accumulated deficit of $19,627,051 and continuously incurred a net operating profit of $0 for the three months ended April 30, 2021. The continuation of the Company as a going concern through January 31, 2021 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

LVPAI GROUP LIMITED

(FORMER NAME AS FINOTEC GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with Financial Accounting Standards Board (“FASB”) “FASB Accounting Standards CodificationTM” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of Lvpai Group Limited (former name as Finotec Group, Inc.) and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Use of estimates

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

●	Cash and cash equivalents

The company considers all highly liquid temporary cash equivalents with an original maturity of three months or less to be cash equivalents. On April 30, 2021, and January 31, 2021, the Company’s cash equivalents totaled $0 and $0, respectively.

●	Revenue recognition

Effective January 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

As of and for the year ended April 31, 2021 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

LVPAI GROUP LIMITED

(FORMER NAME AS FINOTEC GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC Topic 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC Topic 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the three months ended April 30, 2021. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

●	Stock-based Compensation

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

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, deposits and other receivables, accounts payable, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC Topic 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC Topic 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

LVPAI GROUP LIMITED

(FORMER NAME AS FINOTEC GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Lease

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective July 1, 2020, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The adoption of this guidance did not have any impact on our financial statements.

●	Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively for us for the year ending April 30, 2021 and interim reporting periods during the year ending April 30, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date.

●	Stockholders’ Equity and Accrued Liability Excess Stock Issuance

The Company has authorized 330,000,000 shares of Common Stock with a par value of $0.001. As of April 30, 2021 and January 31, 2021, there were both 300,134,005 shares of Common Stock issued and outstanding. On December 16, 2020 the Company issued 134,005 shares to holders of Preferred B Stock that was redeemed in 2001 for common shares but was not credited to the Preferred B shareholders.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended January 31, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.5, dated May 3, 2019 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Results of Operation

For the Three months ended April 30, 2021

For the three ended April 30, 2021 and April 30, 2020, we realized revenue in amount of $0 and $0, respectively. Our gross profit for the three months ended April 30, 2021 were $0, which is gross loss of $6,007,790 for the three months ended April 30, 2020.

Result of operation for the three months ended April 30, 2021, we realized cost of revenue in amount of $0, while for the three months ended April 30, 2020, we realized cost of revenues in the amount of $0.

The overall gross profit (or loss) for the Company was $0 and negative $6,007,790 for the three months ended April 30, 2021 and 2020, respectively. Gross profit (or loss) as a percentage of total revenues was 100% and negative 100% for the same period ended April 30, 2021 and 2020, respectively.

Our net profit for the three months ended April 30, 2021 were $0, while net loss for the three months ended March 31, 2020 were $6,007,790.

Liquidity and Capital Resources

As of April 30, 2021, we had cash and cash equivalents of $0. We have no operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

2

Operating Activities

For the three months ended April 30, 2021, net cash provided by operating activities was $0, compared to net cash used in operating activities of $7,605 for the three months ended April 30, 2020.

Investing Activities

For the three months ended April 30, 2021, net cash used in investing activities was $0, compared to net cash used in investing activities of $0 for the three months ended March 31, 2020.

Financing Activities

For the three months periods ended April 30, 2021 net cash used in financing activities was $0. For the three months periods ended March 31, 2020, net cash provided by finance activities was $7,605.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Beijing China to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2021.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending April 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

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

* Filed herewith.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lvpai Group Limited (former name: Finotec Group, Inc.)
(Name of Registrant)

Date: June 14, 2021

	By:	/s/ Yang Fuzhu
	Title:	Director

5