Form 10-Q
period 2021-07-31
LVPAI GROUP Ltd
filed 2021-09-13
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2021

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

YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 13, 2021.

Class	Outstanding at September 13, 2021
Common Stock, $.0001 par value	101,567

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2021 AND JANUARY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	July 31, 2021	January 31, 2021
	(Unaudited)	(Audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	7,015	-
Amount due to a director	12,097	-
TOTAL LIABILITIES	$19,112	$-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding, July 31, 2021 and January 31, 2021	10,000	10,000
Common stock, $0.001 par value, 101,567 and 300,134,005 shares authorized, 101,567 and 300,134,005 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	102	300,134
Additional paid-in capital	19,616,949	19,316,917
Accumulated deficit	(19,646,163)	(19,627,051)
TOTAL STOCKHOLDERS’ DEFICIT	(19,112)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended July 31		Six months ended July 31
	2021	2020	2021	2020

REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES	(19,112)	(6,725)	(19,112)	(6,014,515)

LOSS FROM OPERATIONS	(19,112)	(6,725)	(19,112)	(6,014,515)

Other expense:
Total other expense	-	-	-	-

Net loss from operations	(19,112)	(6,725)	(19,112)	(6,014,515)
Income tax expense	-	-	-	-
Net loss	$(19,112)	$(6,725)	$(19,112)	$(6,014,515)

Other comprehensive income:
- Foreign currency translation adjustment	-	-	-	-
COMPREHENSIVE LOSS	$(19,112)	$(6,725)	$(19,112)	$(6,014,515)
Net loss per share- Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)
Weighted Average Number of shares outstanding	101,003	300,000,000	101,003	300,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the six months ended July 31, 2021

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of shares	Amount	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE GAIN	TOTAL EQUITY
Balance as of January 31, 2021 (unaudited)	10,000,000	$10,000	300,134,005	300,134	$19,316,917	$(19,627,051)	$-	$-
1 for 3,000 reverse stock split	-	-	(300,032,438)	(300,032)	300,032	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance as of April 30, 2021 (unaudited)	10,000,000	$10,000	101,567	102	$19,616,949	$(19,627,051)	$-	$-
Net loss	-	-	-	-	-	(19,112)	-	(19,112)
Balance as of July 31, 2021 (unaudited)	10,000,000	$10,000	101,567	102	$19,616,949	$(19,646,163)	$-	$(19,112)

For the six months ended July 31, 2020

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of shares	Amount	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE GAIN	TOTAL EQUITY
Balance as of January 31, 2020 (audited)	-	$-	300,000,000	$300,000	$13,261,548	$(13,564,223)	$-	$(2,675)
Issuance of Preferred stock	10,000,000	10,000			5,990,000			6,000,000
Net loss	-	-	-	-	-	(6,007,790)	-	(6,007,790)
Balance as of April 30, 2020 (unaudited)	10,000,000	$10,000	300,000,000	$300,000	$19,251,548	$(19,572,013)	$-	$(10,465)
Net loss	-	-	-	-	-	(6,725)	-	(6,725)
Balance as of July 31, 2021 (unaudited)	10,000,000	$10,000	300,000,000	$300,000	$19,251,548	(19,578,738)	-	(17,190)

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(19,112)	$(6,014,515)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	-	6,000,000
Changes in operating assets and liabilities:
Accounts payable	-	620
Accrued liabilities	7,015	-
Amount due to a director	12,097
Net cash used in operating activities	-	(13,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	-	13,895
Net cash used in financing activities	-	13,895

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2021

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

In the opinion of management, the consolidated balance sheet as of July 31, 2021 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended July 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

Lvpai Group Limited , a Nevada corporation (“LVPA”, “the Company”, “we”, “us”) has been dormant since November 2011. On March 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-809716-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

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

As of July 31, 2021, the Company suffered an accumulated deficit of $19,646,163 and continuously incurred a net operating profit of $19,112 for the six months ended July 31, 2021. The continuation of the Company as a going concern through January 31, 2021 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2021

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

● Basis of consolidation

The condensed consolidated financial statements include the accounts of Lvpai Group Limited and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

● Cash and cash equivalents

The company considers all highly liquid temporary cash equivalents with an original maturity of three months or less to be cash equivalents. On July 31, 2021, and January 31, 2021, the Company’s cash equivalents totaled $0 and $0, respectively.

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

As of and for the year ended July 31, 2021 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2021

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the three months ended July 31, 2021. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2021

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

● Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively for us for the year ending July 31, 2021 and interim reporting periods during the year ending July 31, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

● Stockholders’ Equity and Accrued Liability Excess Stock Issuance

The Company has authorized 101,567 shares of Common Stock with a par value of $0.001. As of July 31, 2021 and January 31, 2021, there were 101,567 and 300,134,005 shares of Common Stock issued and outstanding. On December 16, 2020 the Company issued 134,005 shares to holders of Preferred B Stock that was redeemed in 2001 for common shares but was not credited to the Preferred B shareholders.

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

NOTE 5 - ACCRUED LIABILITIES

	As of
	July 31, 2021	January 31, 2021
	(Unaudited)	(Audited)
ACCRUED LIABILITIES	$7,015	$-

TOTAL ACCRUED LIABILITIES	$7,015	$-

The accrued liabilities included the 10-Q review fee, FA consulting, M2 edgar filing fee and share agency fee.

NOTE 6 - AMOUNT DUE TO A DIRECTOR

	As of
	July 31, 2021	January 31, 2021
	(Unaudited)	(Audited)
AMOUNT DUE TO A DIRECTOR	$12,097	$-

TOTAL AMOUNT DUE TO A DIRECTOR	$12,097	$-

The amount due is unsecured, interest-free with no fixed payment term, for working capital purpose.

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

Results of Operation

For the Three & Six months ended July 31, 2021

For the three months periods ended July 31, 2021 and 2020, we realized revenue in amount of $0 and $0, respectively.

For the six months periods ended July 31, 2021 and 2020, we realized revenue in amount of $0 and $0, respectively.

Result of operation for the three months ended July 31, 2021, we realized cost of revenue in amount of $0, while for the three months ended July 31, 2020, we realized cost of revenues in the amount of $0.

Result of operation for the six months ended July 31, 2021, we realized cost of revenue in amount of $0, while for the six months ended July 31, 2020, we realized cost of revenues in the amount of $0.

The overall gross profit (or loss) for the Company was $0 and $0 for the three months ended July 31, 2021 and 2020, respectively.

The overall gross profit (or loss) for the Company was $0 and $0 for the six months ended July 31, 2021 and 2020, respectively.

Our net loss for the three months ended July 31, 2021 were $19,112, while net loss for the three months ended July 31, 2020 were $6,725. Our net loss as a percentage of total revenues was 100% and 1,842% for the same period ended July 31, 2020, respectively.

Our net loss for the six months ended July 31, 2021 were $19,112, while net loss for the six months ended July 31, 2020 were $6,014,515. Our net loss as a percentage of total revenues was 100% and negative 998% for the same period ended July 31, 2020, respectively.

Liquidity and Capital Resources

As of July 31, 2021, we had cash and cash equivalents of $0. We have no operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

2

Operating Activities

For the six months periods ended July 31, 2021, net cash provided by operating activities was $0, compared to net cash used in operating activities of $13,895 for the six months periods ended July 31, 2020.

Investing Activities

For the six months periods ended July 31, 2021, net cash used in investing activities was $0, compared to net cash used in investing activities of $0 for the six months periods ended July 31, 2020.

Financing Activities

For the six months periods ended July 31, 2021 net cash used in financing activities was $0. For the six months periods ended July 31, 2020, net cash provided by finance activities was $13,895.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Beijing China to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2021.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lvpai Group Limited
(Name of Registrant)

Date: September 13, 2021

	By:	/s/ Yang Fuzhu
	Title:	Director

5