Form 10-Q
period 2021-10-31
LVPAI GROUP Ltd
filed 2021-12-15
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2021

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

3445 Lawrence Avenue, Oceanside, NY 11572

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

YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 15, 2021.

Class	Outstanding at December 15, 2021
Common Stock, $.0001 par value	101,567

2

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2021 AND JANUARY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	October 31, 2021	January 31, 2021
	(Unaudited)	(Audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	6,965	-
Amount due to a director	17,804	-
TOTAL LIABILITIES	$24,769	$-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding, October 31, 2021 and January 31, 2021	10,000	10,000
Common stock, $0.001 par value, 101,567 and 300,134,005 shares authorized, 101,567 and 300,134,005 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	102	300,134
Additional paid-in capital	19,616,949	19,316,917
Accumulated deficit	(19,651,820)	(19,627,051)
TOTAL STOCKHOLDERS’ DEFICIT	(24,769)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31		Nine months ended October 31
	2021	2020	2021	2020

REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES	(5,657)	(6,737)	(24,769)	(6,021,251)

LOSS FROM OPERATIONS	(5,657)	(6,737)	(24,769)	(6,021,251)

Other expense:
Total other expense	-	-	-	-

Net loss from operations	(5,657)	(6,737)	(24,769)	(6,021,251)
Income tax expense	-	-	-	-
Net loss	$(5,657)	$(6,737)	$(24,769)	$(6,021,251)

Other comprehensive income:
- Foreign currency translation adjustment	-	-	-	-
COMPREHENSIVE LOSS	$(5,657)	$(6,737)	$(24,769)	$(6,021,251)
Net loss per share- Basic and diluted	$(0.06)	$(0.00)	$(0.25)	$(0.02)
Weighted Average Number of shares outstanding	101,003	300,000,000	101,003	300,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED OCTOBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the nine months ended October 31, 2021

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
	Number of shares	Amount	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of January 31, 2021 (audited)	10,000,000	$10,000	300,134,005	$300,134	$19,316,917	$(19,627,051)	$-
1 for 3,000 reverse stock split	-	-	(300,032,438)	(300,032)	300,032	-	-
Net loss	-	-	-	$-	-	-	-
Balance as of April 30, 2021 (unaudited)	10,000,000	$10,000	101,567	$102	$19,616,949	$(19,627,051)	$-
Net loss	-	-	-	$-	-	(19,112)	(19,112)
Balance as of July 31, 2021 (unaudited)	10,000,000	$10,000	101,567	$102	$19,616,949	$(19,646,163)	$(19,112)
Net loss	-	-	-	-	-	(5,657)	(5,657)
Balance as of October 31, 2021 (unaudited)	10,000,000	$10,000	101,567	$102	$19,616,949	$(19,651,820)	$(24,769)

For the nine months ended October 31, 2020

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
	Number of shares	Amount	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of January 31, 2020 (audited)	-	$-	300,000,000	$300,000	$13,261,548	$(13,564,223)	$(2,675)
Issuance of Preferred stock	10,000,000	10,000			5,990,000		6,000,000
Net loss	-	-	-	-	-	(6,007,790)	(6,007,790)
Balance as of April 30, 2020 (unaudited)	10,000,000	$10,000	300,000,000	$300,000	$19,251,548	$(19,572,013)	$(10,465)
Net loss	-	-	-	-	-	(6,725)	(6,725)
Balance as of July 31, 2020 (unaudited)	10,000,000	$10,000	300,000,000	$300,000	$19,251,548	$(19,578,738)	$(17,190)
Net loss					-	(6,737)	(6,737)
Balance as of October 31, 2020 (unaudited)	10,000,000	$10,000	300,000,000	$300,000	$19,251,548	$(19,585,475)	$(23,927)

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months Ended October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(24,769)	$(6,021,251)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	-	6,000,000
Changes in operating assets and liabilities:
Accounts payable	-	620
Accrued liabilities	6,965	-
Net cash used in operating activities	(17,804)	(20,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	17,804	20,631
Net cash used in financing activities	17,804	20,631

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

● Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended October 31, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. The condensed consolidated balance sheet information as of January 31, 2021 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended January 31, 2021, filed with the SEC on March 12, 2021 (the “report”). These unaudited condensed consolidated financial statements should be read in conjunction with the report.

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. Although the Company has accumulated deficit of $19,651,820 as of October 31, 2021, and it has reported a net loss of $24,769 during the nine months ended October 31, 2021. The Company’s independent registered public accounting firm expressed in its report on the Company’s financial statements for the year ended January 31, 2021 a substantial doubt about the Company’s ability to continue as a going concern. Based on the Company’s effort in improving its operations and the significant working capital increase as of October 31, 2021, the management believes that the substantial doubt has been alleviated.

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

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

● Cash and cash equivalents

The company considers all highly liquid temporary cash equivalents with an original maturity of three months or less to be cash equivalents. On October 31, 2021, and January 31, 2021, the Company’s cash equivalents totaled $0 and $0, respectively.

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

As of and for the year ended October 31, 2021 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the nine months ended October 31, 2021. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2021

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

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2020, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The adoption of this guidance did not have any impact on our financial statements.

● Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively for us for the year ending January 31, 2021 and interim reporting periods during the nine months ended October 31, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

● Stockholders’ Equity and Accrued Liability Excess Stock Issuance

The Company has authorized 101,567 shares of Common Stock with a par value of $0.001. As of October 31, 2021 and January 31, 2021, there were 101,567 and 300,134,005 shares of Common Stock issued and outstanding. On December 16, 2020 the Company issued 134,005 shares to holders of Preferred B Stock that was redeemed in 2001 for common shares but was not credited to the Preferred B shareholders.

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

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - ACCRUED LIABILITIES

	As of
	October 31, 2021	January 31, 2021
	(Unaudited)	(Audited)
ACCRUED LIABILITIES	$6,965	$-

TOTAL ACCRUED LIABILITIES	$6,965	$-

The accrued liabilities included the 10-Q review fee, FA consulting fee, M2 edgar filing fee and share agency fee.

NOTE 4 - AMOUNT DUE TO A DIRECTOR

	As of
	October 31, 2021	January 31, 2021
	(Unaudited)	(Audited)
AMOUNT DUE TO A DIRECTOR	$17,804	$-

TOTAL AMOUNT DUE TO A DIRECTOR	$17,804	$-

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

Results of Operation

For the Three & Nine months ended October 31, 2021

For the three months periods ended October 31, 2021 and 2020, we realized revenue in amount of $0 and $0, respectively.

For the nine months periods ended October 31, 2021 and 2020, we realized revenue in amount of $0 and $0, respectively.

Result of operation for the three months ended October 31, 2021 and 2020, we realized cost of revenue in amount of $0 and $0, respectively.

Result of operation for the nine months ended October 31, 2021 and 2020, we realized cost of revenue in amount of $0 and $0, respectively.

The overall gross profit (or loss) for the Company was $0 and $0 for the three months ended October 31, 2021 and 2020, respectively.

The overall gross profit (or loss) for the Company was $0 and $0 for the nine months ended October 31, 2021 and 2020, respectively.

Our net loss were $5,657 and $6,737 for the three months ended October 31, 2021and 2020, respectively.

Our net loss were $24,769 and $6,021,251 for the nine months ended October 31, 2021and 2020, respectively.

Liquidity and Capital Resources

As of October 31, 2021, we had cash and cash equivalents of $0. We have a negative operating cash flows of $17,804 and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months periods ended October 31, 2021, net cash used in operating activities was $17,804, compared to net cash used in operating activities of $20,631 for the nine months periods ended October 31, 2020.

Investing Activities

For the nine months periods ended October 31, 2021, net cash provided by investing activities was $0, compared to net cash provided by investing activities of $0 for the nine months periods ended October 31, 2020.

Financing Activities

For the nine months periods ended October 31, 2021 net cash used in financing activities was $17,804. For the nine months periods ended October 31, 2020, net cash provided by finance activities was $20,631.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Beijing China to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2021.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lvpai Group Limited
(Name of Registrant)

Date: December 15, 2021

	By:	/s/ Yang Fuzhu
	Title:	Director

6