Form 10-K
period 2022-01-31
LVPAI GROUP Ltd
filed 2022-05-19
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended January 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 033-20966

LVPAI GROUP LIMITED

(FORMERLY KNOWN AS FINOTEC GROUP, INC.)

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

76-0251547

(IRS Employer Identification No.)

50 West Liberty Street, Suite 880

Reno, Nevada 89501

Tel: (646) 768-8417

(Address and telephone number of registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	LVPA	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 19, 2022, was approximately $6,230 based on a closing price of $0.0065 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of May 19, 2022, the registrant had 103,103 shares of common stock issued and outstanding.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, means LVPAI, unless otherwise indicated.

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

Description of Business

Lvpai Group Limited (formerly known as Finotec Group Inc.) (“Lvpai”, “the Company”, “we”, “us”) has been dormant since November 2011. On March 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-809716-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

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

Reverse Stock Split

Effective on March 8, 2021, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-3000 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s prior to the Reverse Stock Split, there were 300,134,005 shares of common stock issued and outstanding. As a result of the Reverse Stock Split, the Company has 103,103 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All share and per share amount in the accompanying financial statement for the prior period have been retroactively adjusted to reflect the Reverse Stock Split.

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

Employees

As of the date of this Report, we do not have employees. However, an entity controlled by our Chief Executive Officer provides part-time consulting services to us without compensation.

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

The coronavirus disease (COVID-19) pandemic has adversely affected, and other events (such as a significant outbreak of variations thereof or other infectious diseases could adversely affect), the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

If the disruptions posed by COVID-19 continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on our ability to raise additional equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 50 West Liberty Street, Suite 880, Reno, NV 89501.

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

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended January 31, 2022 and 2021. This information was obtained from OTC Pink Market and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED JANUARY 31, 2022:
First Quarter	$15.00	$15.00
Second Quarter	$15.00	$15.00
Third Quarter	$15.00	$15.00
Fourth Quarter	$15.00	$15.00

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED JANUARY 31, 2021:
First Quarter	$0.00638	$0.002
Second Quarter	$0.0069	$0.0028
Third Quarter	$0.0521	$0.0032
Fourth Quarter	$0.0322	$0.018

Holders

As of May 19, 2022 a total of 103,103 shares of the Company’s common stock are currently outstanding held by 1,129 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our January 31, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Lvpai Group Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lvpai Group Limited (the “Company”) as of January 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

May 19, 2022

LVPAI GROUP LIMITED

(FORMERLY KNOWN AS FINOTEC GROUP, INC.)

BALANCE SHEETS

	January 31,	January 31,
	2022	2021

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accrued liabilities	$4,270	$-
Note payable related parties	24,499	-
Total liabilities	28,769	-

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Series A stock, $0.001 par value, 20,000,000 shares authorized, 10,000,000 shares issued and outstanding, January 31, 2022 and 2021, respectively	10,000	10,000
Common stock, $0.001 par value; 103,103 shares authorized, 103,103 shares issued and outstanding as of January 31, 2022 and 2021, respectively*	103	103
Additional paid in capital	19,616,948	19,616,948
Accumulated deficit	(19,655,820)	(19,627,051)
Total Stockholders’ Deficit	(28,769)	-
Total Liabilities and Stockholders’ Deficit	$-	$-

*	Given effect of the Reverse Stock Split, See Note 6

The accompanying notes are an integral part of these financial statements.

LVPAI GROUP LIMITED

(FORMERLY KNOWN AS FINOTEC GROUP, INC.)

STATEMENTS OF OPERATIONS

	Year	Year
	ended	ended
	January 31,	January 31,
	2022	2021
Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	28,769	6,062,828
Total operating expenses	28,769	6,062,828
Loss from operations	(28,769)	(6,062,828)
Other expense
Other expense net	-	-
Loss before provision for income taxes	(28,769)	(6,062,828)
Provision for income taxes	-	-
Net Loss	$(28,769)	$(6,062,828)

Basic and diluted loss per common share*	$(0.28)	$(58)

Weighted average number of shares outstanding*	103,103	103,103

*	Given effect of the Reverse Stock Split, See Note 6

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP, INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, January 31, 2020*	-	$-	100,000	$100	$13,561,448	$(13,564,223)	$(2,675)

Related party loans reclassified as a capital contribution	-	-	-	-	65,503	-	65,503

Issuance of preferred stock	10,000,000	10,000	-	-	5,990,000	-	6,000,000

Shares issued related to historic conversion of preferred stock	-	-	3,103	$3	(3)	-	-

Net loss	-	-				(6,062,828)	(6,062,828)

Balance, January 31, 2021*	-	$-	103,103	$103	$19,616,948	$(19,627,051)	$-

Net loss	-	-	-	-	-	(28,769)	(28,769)

Balance, January 31, 2022*	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,655,820)	$(28,769)

*	Given effect of the Reverse Stock Split, See Note 6

The accompanying notes are an integral part of the financial statements.

LVPAI GROUP LIMITED

(FORMERLY KNOWN AS FINOTEC GROUP, INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Year	Year
	ended	ended
	January 31,	January 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(28,769)	$(6,062,828)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock- based compensation	-	6,000,000
Changes in operating assets and liabilities:
Accrued liabilities	4,270	-
Net cash used for operating activities	(24,499)	(62,828)

Cash Flows From Financing Activities:
Proceeds from related party loans	24,499	62,828
Net cash provided by financing activities	24,499	62,828

Net Increase In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

FINOTEC GROUP INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Lvpai Group Limited has been dormant since November 2011. On March 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-809716-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

On March 17, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer, and Chairman of the Board of Directors.

David Lazar has been CEO and Chairman of the Company since May 16, 2018. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales, and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal, and operations management; public company management, accounting, audit preparation, due diligence reviews, and SEC regulations.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of January 31, 2022 the Company had negative retained earnings of 19,655,820.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On January 31, 2022, and January 31, 2021, the Company’s cash equivalents totaled $0 and $0, respectively.

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

Stockholders’ Equity and Accrued Liability Excess stock Issuance

The Company has authorized 103,103 shares of Common Stock with a par value of $0.001. As of January 31, 2022, and January 31, 2021, respectively, there were 103,103 shares of Common Stock issued and outstanding, respectively. On March 1, 2021, the Company issued 20,000,000 shares of preferred stock with a par value of $0.001.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of January 31, 2022, and 2021.

NOTE 4 –NOTES PAYABLE-RELATED PARY

Mr. Yang Fuzhu, the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended January 31, 2022, he extended $24,499 in interest free demand loans to the Company.

NOTE 5 – COMMON STOCK

Effective on March 8, 2021, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-3000 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s prior to the Reverse Stock Split, there were 300,134,005 shares of common stock issued and outstanding. As a result of the Reverse Stock Split, the Company has 103,103 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All share and per share amount in the accompanying financial statement for the prior period have been retroactively adjusted to reflect the Reverse Stock Split.

NOTE 6 – SUBSEQUENT EVENTS

Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

There was no event that management deemed necessary for disclosure as a material subsequent event.

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Yang Fuzhu	46	Director, Chief Executive Officer, Treasurer, and Secretary

Yang Fuzhu has been our Chief Executive Officer since January 25, 2021. Mr. Fuzhu also serves as our Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Yang Fuzhu consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

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

Delinquent Section 16(a) Reports

None.

ITEM 11. EXECUTIVE COMPENSATION

We did not pay any compensation to our Chief Executive Officers (the “Named Executive Officers”) during the fiscal years.

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

Outstanding Equity Awards at Fiscal Year End

As of January 31, 2022, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of January 31, 2022, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group. Unless otherwise specified in the notes to this table, the address for each person is 50 West Liberty Street, Suite 880 Reno, NV 89501. The information provided is based upon 103,103 Common Shares issued and outstanding as of the date of this Report.

Class of Shares	Name and Address	# of Shares		% of Class
Preferred	Yang Fuzhu, Chief Executive Officer and Director 1185 Avenue of the Americas, 3rd Floor. New York, New York 10036	10,000,000	(1)(2)	86.95%

Common

Common	All Officers and Directors as a Group (1 persons)

Common	Other 5% Shareholders

Common	Didier Essemini	10,340		10.03%

Common	Yedidya Capital Group Inc.	59,068		57.29%

(1)	Mr. Yang is the only officer and director of our Company

(2)	Mr. Yang holds 10,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 200 shares of common stock. The ownership percentage assumes the Preferred Stock is converted to common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers CPA PC served as our independent auditors for the fiscal years ended January, 2022 and 2021.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	January 31,	January 31,
	2022	2021
Audit fees	$10,800	$8,100
Tax fees	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$10,800	$8,100

Our current auditor, BF Borgers CPA PC, an independent registered public accounting firm that is headquartered in Lakewood, CO, is a firm registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”), and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. BF Borgers CPA PC has been subject to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STAATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LVPAI GROUP LIMITED (FORMERLY KNOWN AS FINOTEC GROUP, INC.)

Dated: May 19, 2022	By:	/s/ Yang Fuzhu
Yang Fuzhu
Former Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

