Form 10-Q
period 2022-04-30
LVPAI GROUP Ltd
filed 2022-06-17
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2022

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

50 West Liberty Street, Suite 880, Reno, Nevada 89501

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

YES ☒ NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 17, 2022, was approximately $6,230 based on a closing price of $0.0065 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 17, 2022.

Class	Outstanding at June 17, 2022
Common Stock, $.0001 par value	103,103

2

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2022 AND JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	April 30, 2022	January 31, 2022
	(Unaudited)	(Audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities and other payable	20,933	4,270
Amount due to a director	24,499	24,499
TOTAL LIABILITIES	$45,432	$28,769

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 10,000,000 shares issued and outstanding, April 30, 2022 and January 31, 2022, respectively	10,000	10,000
Common stock, $0.001 par value, 103,103 shares authorized, 103,103 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively*	103	103
Additional paid-in capital	19,616,948	19,616,948
Accumulated deficit	(19,672,483)	(19,655,820)
TOTAL STOCKHOLDERS’ DEFICIT	(45,432)	(28,769)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

*	Given effect of the Reverse Stock Split, See Note 6

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended April 30,
	2022	2021

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES	(16,663)	-

LOSS FROM OPERATIONS	(16,663)	-

Other expense:		-

Net loss from operations	(16,663)	-
Income tax expense		-
Net loss	$(16,663)	$-

Other comprehensive income:
- Foreign currency translation adjustment	-	-
COMPREHENSIVE LOSS	$(16,663)	$-
Net loss per share- Basic and diluted	$(0.16)	$0.00
Weighted Average Number of shares outstanding*	103,103	103,103

*	Given effect of the Reverse Stock Split, See Note 6

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three months ended April 30, 2022

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
	Number of shares	Amount	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of January 31, 2022 (audited)	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,655,820)	$(28,769)

Net loss	-	-	-	-	-	(16,663)	(16,663)
Balance as of April 30, 2022 (unaudited)	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,672,483)	$(45,432)

For the three months ended April 30, 2021

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
	Number of shares	Amount	Number of shares*	Amount*	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of January 31, 2021 (audited)	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,655,820)	$(28,769)

Net loss	-	-	-	-	-	-	-
Balance as of April 30, 2021 (unaudited)	10,000,000	$10,000	101,567	$103	$19,616,948	$(19,655,820)	$(28,769)

*	Given effect of the Reverse Stock Split, See Note 6

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(16,663)	$-
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	-	-
Changes in operating assets and liabilities:	-	-
Accounts payable	-	-
Accrued liabilities and other payables	11,350	-
Net cash used in operating activities	(5,313)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	5,313	-
Net cash used in financing activities	5,313	-

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2022

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

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

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

● Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of April 30, 2022 the Company had negative retained earnings of 19,672,483.

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

FOR THE THREE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

● Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On April 30, 2022, and January 31, 2022, the Company’s cash equivalents totaled $0 and $0, respectively.

● Revenue recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended April 30, 2022   the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

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

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

● Net loss per share

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

● Recent accounting pronouncements

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

● Stockholders’ Equity and Accrued Liability Excess Stock Issuance

The Company has authorized 103,103 shares of Common Stock with a par value of $0.001. As of April 30, 2022, and January 31, 2022, respectively, there were 103,103 shares of Common Stock issued and outstanding, respectively.

On March 1, 2021, the Company issued 20,000,000 shares of preferred stock with a par value of $0.001.

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - ACCRUED LIABILITIES AND OTHER PAYABLE

	As of
	April 30, 2022	January 31, 2022
	(Unaudited)	(Audited)
ACCRUED LIABILITIES	$15,620	$-
OTHER PAYABLE	5,313

TOTAL ACCRUED LIABILITIES AND OTHER PAYABLE	$20,933	$-

The accrued liabilities included the 10-Q review fee, FA consulting fee, M2 edgar filing fee and share agency fee. The other payable included the 10-K audit fee and FA consulting fee paid by a non-related three party.

NOTE 4 - AMOUNT DUE TO A DIRECTOR

	As of
	April 30, 2022	January 31, 2022
	(Unaudited)	(Audited)
AMOUNT DUE TO A DIRECTOR	$29,499	$-

TOTAL AMOUNT DUE TO A DIRECTOR	$29,499	$-

The amount due is unsecured, interest-free with no fixed payment term, for working capital purpose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended January 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the Three months ended April 30, 2022

For the three months periods ended April 30, 2022 and 2021, we realized revenue in amount of $0 and $0, respectively.

Result of operation for the three months ended April 30, 2022 and 2021, we realized cost of revenue in amount of $0 and $0, respectively.

The overall gross profit (or loss) for the Company was $16,663 and $0 for the three months ended April 30, 2022 and 2021, respectively.

Our net loss were $16,663 and $0 for the three months ended April 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of April 30, 2021, we had cash and cash equivalents of $0. We have a negative operating cash flows of $5,313 and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months periods ended April 30, 2022, net cash used in operating activities was $5,313, compared to net cash used in operating activities of $0 for the three months periods ended April 30, 2021.

3

Investing Activities

For the three months periods ended April 30, 2022, net cash provided by investing activities was $0, compared to net cash provided by investing activities of $0 for the three months periods ended April 30, 2021.

Financing Activities

For the three months periods ended April 30, 2022 net cash used in financing activities was $5,313. For the three months periods ended April 30, 2021, net cash provided by finance activities was $0.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Beijing China to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2022.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lvpai Group Limited
(Name of Registrant)

Date: June 17, 2022

	By:	/s/ Yang Fuzhu
	Title:	Director

7