Form 10-Q
period 2022-07-31
LVPAI GROUP Ltd
filed 2022-09-21
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2022

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

YES ☒ NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 21, 2022, was approximately $6,230 based on a closing price of $0.0065 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 21, 2022.

Class	Outstanding at September 21, 2022
Common Stock, $.0001 par value	103,103

2

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2022 AND JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	July 31, 2022	January 31, 2022
	(Unaudited)	(Audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities and other payable	9,320	4,270
Amount due to the related parties	45,422	24,499
TOTAL LIABILITIES	$54,742	$28,769

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 10,000,000 shares issued and outstanding, July 31, 2022 and January 31, 2022, respectively	10,000	10,000
Common stock, $0.001 par value, 103,103 shares authorized, 103,103 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively*	103	103
Additional paid-in capital	19,616,948	19,616,948
Accumulated deficit	(19,681,793)	(19,655,820)
TOTAL STOCKHOLDERS’ DEFICIT	(54,742)	(28,769)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

*	Given effect of the Reverse Stock Split, See Note 6

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES	(9,310)	(19,112)	(25,973)	(19,112)

LOSS FROM OPERATIONS	(9,310)	(19,112)	(25,973)	(19,112)

Other expense	-	-	-	-

Net loss from operations	(9,310)	(19,112)	(25,973)	(19,112)
Income tax expense
Net loss	$(9,310)	$(19,112)	$(25,973)	$(19,112)

Other comprehensive income:
- Foreign currency translation adjustment	-	-	-	-
COMPREHENSIVE LOSS	$(9,310)	$(19,112)	$(25,973)	$(19,112)

Net loss per share- Basic and diluted	$(0.09)	$0.00	$(0.16)	$0.00

Weighted Average Number of shares outstanding*	103,103	103,103	103,103	103,103

*	Given effect of the Reverse Stock Split, See Note 6

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three and six months ended July 31, 2022

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
	Number of shares	Amount	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of January 31, 2022 (Audited)	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,655,820)	$(28,769)
Net loss	-	-	-	-	-	(16,663)	(16,663)
Balance as of April 30, 2022 (Unaudited)	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,672,483)	$(45,432)
Net loss	-	-	-	-	-	(9,310)	(9,310)
Balance as of July 31, 2022 (Unaudited)	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,681,793)	$(54,742)

For the three and six months ended July 31, 2021

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
	Number of shares	Amount	Number of shares*	Amount*	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of January 31, 2021 (Audited)	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,627,051)	$-
Net loss	-	-	-	-	-	-	-
Balance as of April 30, 2021 (Unaudited)	10,000,000	$10,000	101,103	$103	$19,616,948	$(19,627,051)	$-
Net loss	-	-	-	-	-	(19,112)	(19,112)
Balance as of July 31, 2021 (Unaudited)	10,000,000	$10,000	101,103	$103	$19,616,948	$(19,646,163)	$(19,112)

*	Given effect of the Reverse Stock Split, See Note 6

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended July 31,
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,973)	$(19,112)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	-	-
Changes in operating assets and liabilities:	-	-
Accounts payable	-	-
Accrued liabilities and other payables	5,050	7,015
Net cash used in operating activities	(20,923)	(12,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties loans	20,923	12,097
Net cash used in financing activities	20,923	12,097

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Lvpai Group Limited, a Nevada corporation (“LVPA”, “the Company”, “we”, “us”) has been dormant since November 2011. On March 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-809716-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

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

On August 12, 2022, as a result of two private transactions, (i) 4,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Yang Fuzhu to Chen Yuanhang and (ii) 1,000,000 Shares were transferred to Frank Chen (together, the “Purchasers”). As a result, the Purchasers became holders of an aggregate of approximately 43.48% of the voting rights of the issued and outstanding share capital of the Company and Yang Fuzhu retained 43.48% of the voting rights of the Company and is no longer the controlling shareholder. The consideration paid for the Shares was $172,500. The source of the cash consideration for the Shares was personal funds of the Purchasers.

On August 12, 2022, the existing director and officer resigned immediately. Accordingly, Yang Fuzhu, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary. At the effective date of the transfer, Chen Yuanhang consented to act as the new Chief Executive Officer, President, and a Director of the Company, and Zhang Wenmin consented to act as the new Chief Financial Officer of the Company.

The Company’s accounting year-end is January 31.

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

● Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of July 31, 2022 the Company had negative retained earnings of 19,681,793.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There is no assurance that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

● Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

● Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On July 31, 2022, and January 31, 2022, the Company’s cash equivalents totaled $0 and $0, respectively.

● Revenue recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended July 31, 2022 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

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

● Stockholders’ Equity and Accrued Liability Excess Stock Issuance

The Company has authorized 103,103 shares of Common Stock with a par value of $0.001. As of July 31, 2022, and January 31, 2022, respectively, there were 103,103 shares of Common Stock issued and outstanding, respectively.

On March 1, 2021, the Company issued 10,000,000 shares of preferred stock with a par value of $0.001.

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - ACCRUED LIABILITIES

	As of
	July 31, 2022	January 31, 2022
	(Unaudited)	(Audited)
ACCRUED LIABILITIES	$9,320	$-

TOTAL ACCRUED LIABILITIES	$9,320	$-

The accrued liabilities included the 10-Q review fee, FA consulting fee, M2 edgar filing fee and share agency fee.

NOTE 4 - AMOUNT DUE TO THE RELATED PATIES

		As of
		July 31, 2022	January 31, 2022
		(Unaudited)	(Audited)
Mr. Yang Fuzhu	(Shareholder & former director)	$24,499	$-
Mr. Chen Yanghang	(Shareholder & director)	20,923	-

TOTAL AMOUNT DUE TO THE RELATED PARTIES		$45,422	$-

The amount due are unsecured, interest-free with no fixed payment term, for working capital purpose.

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

Results of Operation

For the three and six months ended July 31, 2022

For the three months periods ended July 31, 2022 and 2021, we realized revenue in amount of $0 and $0, respectively. For the six months periods ended July 31, 2022 and 2021, we realized revenue in amount of $0 and $0, respectively.

Result of operation for the three months ended July 31, 2022 and 2021, we realized cost of revenue in amount of $0 and $0, respectively. Result of operation for the six months ended July 31, 2022 and 2021, we realized cost of revenue in amount of $0 and $0, respectively.

The overall gross loss for the Company was $0 and $ for the three months ended July 31, 2022 and 2021, respectively. The overall gross profit (or loss) for the Company was $0 and $0 for the six months ended July 31, 2022 and 2021, respectively.

Our net loss was $9,310 and $19,112 for the three months ended July 31, 2022 and 2021, respectively. Our net loss was $25,973 and $19,112 for the six months ended July 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of July 31, 2021, we had cash and cash equivalents of $0. We have a negative operating cash flows of $20,923 and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months periods ended July 31, 2022, net cash used in operating activities was $20,923, compared to net cash used in operating activities of $12,097 for the six months periods ended July 31, 2021.

Investing Activities

For the six months periods ended July 31, 2022, net cash provided by investing activities was $0, compared to net cash provided by investing activities of $0 for the six months periods ended July 31, 2021.

Financing Activities

For the six months periods ended July 31, 2022 net cash used in financing activities was $20,923. For the six months periods ended July 31, 2021, net cash provided by finance activities was $12,097.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Beijing China to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2022.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lvpai Group Limited
(Name of Registrant)

Date: September 21, 2022

	By:	/s/ Chen Yuanhang
	Title:	Chief Executive Officer, President, Secretary, Treasurer and Director

6