Form 10-Q
period 2022-10-31
LVPAI GROUP Ltd
filed 2022-12-16
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2022

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

YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 14, 2022, was approximately $50 based on a closing price of $0.0065 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 14, 2022.

Class	Outstanding at December 14, 2022
Common Stock, $.0001 par value	103,103

2

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

LVPAI GROUP LIMITED

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2022 AND JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	October 31, 2022	January 31, 2022
	(Unaudited)	(Audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities and other payable	5,540	4,270
Amount due to the related parties	57,027	24,499
TOTAL LIABILITIES	$62,567	$28,769

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 10,000,000 shares issued and outstanding, October 31, 2022 and January 31, 2022, respectively	10,000	10,000
Common stock, $0.001 par value, 103,103 shares authorized, 103,103 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively*	103	103
Additional paid-in capital	19,616,948	19,616,948
Accumulated deficit	(19,689,618)	(19,655,820)
TOTAL STOCKHOLDERS’ DEFICIT	(62,567)	(28,769)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

*	Given effect of the Reverse Stock Split, See Form 10K for the year ended January 31, 2022

See accompanying notes to the unaudited condensed financial statements.

LVPAI GROUP LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES	(7,825)	(5,657)	(33,798)	(24,769)

LOSS FROM OPERATIONS	(7,825)	(5,657)	(33,798)	(24,769)

Other expense	-	-	-	-

Net loss from operations	(7,825)	(5,657)	(33,798)	(24,769)
Income tax expense
Net loss	$(7,825)	$(5,657)	$(33,798)	$(24,769)

Other comprehensive income:
- Foreign currency translation adjustment	-	-	-	-
COMPREHENSIVE LOSS	$(7,825)	$(5,657)	$(33,798)	$(24,769)

Net loss per share- Basic and diluted	$(0.08)	$(0.06)	$(0.33)	$(0.25)

Weighted Average Number of shares outstanding*	103,103	103,103	103,103	103,103

*	Given effect of the Reverse Stock Split, See Form 10K for the year ended January 31, 2022

See accompanying notes to the unaudited condensed financial statements.

LVPAI GROUP LIMITED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three and nine months ended October 31, 2022

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
	Number of shares	Amount	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL DEFICIT
Balance as of January 31, 2022 (Audited)	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,655,820)	$(28,769)
Net loss	-	-	-	-	-	(16,663)	(16,663)
Balance as of April 30, 2022 (Unaudited)	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,672,483)	$(45,432)
Net loss	-	-	-	-	-	(9,310)	(9,310)
Balance as of July 31, 2022 (Unaudited)	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,681,793)	$(54,742)
Net loss	-	-	-	-	-	(7,825)	(7,825)
Balance as of October 31, 2022 (Unaudited)	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,689,618)	$(62,567)

For the three and nine months ended October 31, 2021

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
	Number of shares	Amount	Number of shares*	Amount*	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL DEFICIT
Balance as of January 31, 2021 (Audited)	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,627,051)	$-
Net loss	-	-	-	-	-	-	-
Balance as of April 30, 2021 (Unaudited)	10,000,000	$10,000	101,103	$103	$19,616,948	$(19,627,051)	$-
Net loss	-	-	-	-	-	(19,112)	(19,112)
Balance as of July 31, 2021 (Unaudited)	10,000,000	$10,000	101,103	$103	$19,616,948	$(19,646,163)	$(19,112)
Net loss	-	-	-	-	-	(5,657)	(5,657)
Balance as of October 31, 2021 (Unaudited)	10,000,000	$10,000	101,103	$103	$19,616,948	$(19,651,820)	$(24,769)

*	Given effect of the Reverse Stock Split, See Form 10K for the year ended January 31, 2022

See accompanying notes to the unaudited condensed financial statements.

LVPAI GROUP LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Nine Months Ended October 31,
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,798)	$(24,769)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued liabilities and other payables	1,270	6,965
Net cash used in operating activities	(32,528)	(17,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties loans	32,528	17,804
Net cash used in financing activities	32,528	17,804

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed financial statements.

LVPAI GROUP LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2022

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

The Company’s accounting year-end is January 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

The accompanying unaudited condensed financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

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

● Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of October 31, 2022 the Company had negative retained earnings of 19,689,618.

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

LVPAI GROUP LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

● Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On October 31, 2022, and January 31, 2022, the Company’s cash equivalents totaled $0 and $0, respectively.

● Revenue recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended October 31, 2022 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

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

● Stockholders’ Equity and Accrued Liability Excess Stock Issuance

The Company has authorized 103,103 shares of Common Stock with a par value of $0.001. As of October 31, 2022, and January 31, 2022, respectively, there were 103,103 shares of Common Stock issued and outstanding, respectively.

On March 1, 2021, the Company issued 10,000,000 shares of preferred stock with a par value of $0.001.

LVPAI GROUP LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 - ACCRUED LIABILITIES

	As of
	October 31, 2022	January 31, 2022
	(Unaudited)	(Audited)
ACCRUED LIABILITIES	$5,540	$-

TOTAL ACCRUED LIABILITIES	$5,540	$-

The accrued liabilities included the 10-Q review fee, FA consulting fee, M2 edgar filing fee and share agency fee.

NOTE 4 - AMOUNT DUE TO THE RELATED PATIES

		As of
		October 31, 2022	January 31, 2022
		(Unaudited)	(Audited)
Mr. Yang Fuzhu	(Shareholder & former director)	$24,499	$-
Mr. Chen Yanghang	(Shareholder & director)	32,528	-

TOTAL AMOUNT DUE TO THE RELATED PARTIES		$57,027	$-

The amount due are unsecured, interest-free with no fixed payment term, for working capital purpose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended January 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.5, dated May 3, 2019 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form10-Q. The following should also be read in conjunction with the unaudited Condensed Financial Statements and notes thereto that appear elsewhere in this report.

Results of Operation

For the three and nine months ended October 31, 2022

For the three months periods ended October 31, 2022 and 2021, we realized revenue in amount of $0 and $0, respectively. For the nine months periods ended October 31, 2022 and 2021, we realized revenue in amount of $0 and $0, respectively.

Result of operation for the three months ended October 31, 2022 and 2021, we realized cost of revenue in amount of $0 and $0, respectively. Result of operation for the nine months ended October 31, 2022 and 2021, we realized cost of revenue in amount of $0 and $0, respectively.

The overall gross loss for the Company was $0 and $0 for the three months ended October 31, 2022 and 2021, respectively. The overall gross profit (or loss) for the Company was $0 and $0 for the nine months ended October 31, 2022 and 2021, respectively.

Our net loss was $7,825 and $5,657 for the three months ended October 31, 2022 and 2021, respectively. Our net loss was $33,798 and $24,769 for the nine months ended October 31, 2022 and 2021, respectively. Such increase was due to the professional fee (audit and review fee).

Liquidity and Capital Resources

As of October 31, 2021, we had cash and cash equivalents of $0. We have a negative operating cash flows of $32,528 and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months periods ended October 31, 2022, net cash used in operating activities was $32,528, compared to net cash used in operating activities of $17,804 for the nine months periods ended October 31, 2021.

Investing Activities

For the nine months periods ended October 31, 2022, net cash provided by investing activities was $0, compared to net cash provided by investing activities of $0 for the nine months periods ended October 31, 2021.

Financing Activities

For the nine months periods ended October 31, 2022 net cash provided by financing activities was $32,528. For the nine months periods ended October 31, 2021, net cash provided by finance activities was $17,804.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Beijing China to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2022.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 15, 2022

	By:	/s/ Chen Yuanhang
	Title:	Chief Executive Officer, President, Secretary,
Treasurer and Director

6