Form 10-K
period 2023-01-31
LVPAI GROUP Ltd
filed 2023-05-25
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 16, 2023, was approximately $6,230 based on a closing price of $0.0065 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of May 16, 2023, the registrant had 100,103,103 shares of common stock issued and outstanding.

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

Description of Business

Lvpai Group Limited (“Lvpai”, “the Company”, “we”, “us”) has been dormant since November 2011. On March 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-809716-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

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

Conversion

Effective on December 15, 2022, the Company has approved a 1 for 50 conversion to convert 2,000,000 preferred stock to 100,000,000 common shares, there was 8,000,000 preferred stock outstanding as of December 15, 2022. As a result of the conversion, the Company has 100,103,103 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All share and per share amount in the accompanying financial statement for the prior period have been retroactively adjusted to reflect the conversion.

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Financial Condition

Risks associated with doing business in China

Certain judgments obtained against us by our officers and directors may not be enforceable

We are a Nevada corporation but most of our assets are and will be located outside of the United States. Almost all our operations are conducted in the PRC. In addition, all our officers and directors are the nationals and residents of a country other than the United States. Almost all of their assets are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon them. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, since he or she is not a resident in the United States. In addition, there is uncertainty as to whether the courts of the PRC or other jurisdictions would recognize or enforce judgments of U.S. courts.

Regulations Relating to M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or the CSRC, adopted the Regulations on Mergers of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and was amended on June 22, 2009. Foreign investors shall comply with the M&A Rules when they purchase equity interests of a domestic company or subscribe the increased capital of a domestic company, thus changing the nature of the domestic company into a foreign-invested enterprise; or when the foreign investors establish a foreign-invested enterprise in the PRC, purchase the assets of a domestic company and operate the assets; or when the foreign investors purchase the asset of a domestic company, establish a foreign-invested enterprise by injecting such assets and operate the assets. The M&A Rules purport, among other things, to require offshore special purpose vehicles formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

The M&A Rules discussed in the risk factor and related regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand, (iv) or in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. Mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the MOFCOM when the threshold under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council in August 2008 is triggered.

In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. Furthermore, according to the security review, foreign investments that would result in acquiring the actual control of assets in certain key sectors, such as critical agricultural products, energy and resources, equipment manufacturing, infrastructure, transport, cultural products and services, information technology, Internet products and services, financial services and technology sectors, are required to obtain approval from designated governmental authorities in advance.

In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions, if required, could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions. It is unclear whether our business would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, the MOFCOM or other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected. Furthermore, according to the M&A Rules, if a PRC entity or individual plans to merge or acquire its related PRC entity through an overseas company legitimately incorporated or controlled by such entity or individual, such a merger and acquisition will be subject to examination and approval by the MOFCOM. There is a possibility that the PRC regulators may promulgate new rules or explanations requiring that we obtain the approval of the MOFCOM or other PRC governmental authorities for our completed or ongoing mergers and acquisitions. There is no assurance that, if we plan to make an acquisition, we can obtain such approval from the MOFCOM or any other relevant PRC governmental authorities for our mergers and acquisitions, and if we fail to obtain those approvals, we may be required to suspend our acquisition and be subject to penalties. Any uncertainties regarding such approval requirements could have a material adverse effect on our business, results of operations and corporate structure.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Our sponsors, Mr. Chen Yuanhang and Mr. Yang Fuzhu, PRC residents, and will own approximately 99.90% of our outstanding shares. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review.

The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA and subsequent implementing regulations that are now in force also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business.

In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing, decide to submit a voluntary notice to CFIUS, or proceed with the initial business combination without notifying CFIUS and then bear the risk of CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditors for two consecutive years.

In recent years, U.S. regulatory authorities have continued to express their concerns about challenges in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. As part of a continued regulatory focus in the United States on access to audit and other information, the Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCAA also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for three consecutive years since 2021, the SEC shall prohibit its securities registered in the United States from being traded on any national securities exchange or over-the-counter markets in the United States.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. The interim final rule applies to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Consistent with the HFCAA, the interim final rule requires the submission of documentation to the SEC establishing that such a registrant is not owned or controlled by a government entity in that foreign jurisdiction and also requires disclosure in a foreign issuer’s annual report regarding the audit arrangements of, and government influence on, such registrants. On May 13, 2021, the PCAOB issued proposed PCAOB Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act for public comment. The proposed rule provides a framework for making determinations as to whether PCAOB is unable to inspect an audit firm in a foreign jurisdiction, including the timing, factors, bases, publication and revocation or modification of such determinations, and such determinations will be made on a jurisdiction-wide basis in a consistent manner applicable to all firms headquartered in the jurisdiction. In November 2021, the SEC approved PCAOB Rule 6100. On December 2, 2021, the SEC adopted amendments to final rules implementing the disclosure and submission requirements of the HFCAA.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act or AHFCAA, and on February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022, or the COMPETES Act. If either bill is enacted into law, it would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections or complete investigations for two consecutive years instead of three. As a result, our securities may be prohibited from trading on Nasdaq or over-the-counter markets if our auditor is not inspected by the PCAOB for three consecutive years as specified in the HFCAA or two years if the AHFCAA or the COMPETES Act becomes law, and would reduce the time before our securities may be prohibited from trading or delisted.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB announced the PCAOB Holding Foreign Companies Accountable Act determinations (the “PCAOB determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

On August 26, 2022, the PCAOB signed a SOP with the CSRC and the MOF of the PRC regarding cooperation in the oversight of PCAOB-registered public accounting firms in the PRC and Hong Kong which establishes a method for the PCAOB to conduct inspections of PCAOB-registered public accounting firms in the PRC and Hong Kong, as contemplated by the Sarbanes-Oxley Act. Under the agreement, (a) the PCAOB has sole discretion to select the firms, audit engagements and potential violations it inspects and investigates without consultation with, or input from, PRC authorities; (b) procedures are in place for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (c) the PCAOB has direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates; and (d) the PCAOB shall have the unfettered ability to transfer information to the SEC in accordance with the Sarbanes-Oxley Act, and the SEC can use the information for all regulatory purposes, including administrative or civil enforcement actions. The PCAOB was required to reassess its determinations as to whether it is able to carry out inspections and investigations completely and without obstruction by the end of 2022. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and vacated its previous determinations. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.

Congress passed fiscal year 2023 Omnibus spending legislation in December 2022, which contained provisions to accelerate the HFCAA timeline for implementation of trading prohibitions from three years to two years. As a result, the SEC is required to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections or complete investigations for two consecutive years.

Our current auditor, MICHAEL GILLESPIE & ASSOCIATES, PLLC, an independent registered public accounting firm that is headquartered in the Vancouver, is a firm registered with the PCAOB and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. MICHAEL GILLESPIE & ASSOCIATES, PLLC has been subject to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit MICHAEL GILLESPIE & ASSOCIATES, PLLC to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections or investigations of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

China’s political climate and economic conditions, as well as changes in government policies, laws and regulations which may be quick with little advance notice, could have a material adverse effect on our business, financial condition and results of operations.

Our principal executive offices are located in China and our sole executive officer and director is a resident of and is physically located in and has significant ties to China. Our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China. For example, as a result of recent proposed changes in the cybersecurity regulations in China that would require certain Chinese technology firms to undergo a cybersecurity review before being allowed to list on foreign exchanges, this may have the effect of further narrowing the list of potential businesses in China’s consumer, technology and mobility sectors that we intend to focus on for our business combination or the ability of the combined entity to list in the United States.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations may be quick with little advance notice and could adversely affect the economy in China and could have a material adverse effect on our business and the value of our common stock.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us, or more specifically, we cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect our operation and the value of our common stock may depreciate quickly. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

Any failure or perceived failure by our PRC subsidiaries to comply with the Anti-Monopoly Guidelines for Internet Platforms Economy Sector and other PRC anti-monopoly laws and regulations may result in governmental investigations or enforcement actions, litigation or claims against us and could have an adverse effect on our business, financial condition and results of operations.

The PRC anti-monopoly enforcement agencies have strengthened enforcement under the PRC Anti-Monopoly Law in the recent years. On December 28, 2018, the SAMR issued the Notice on Anti-monopoly Enforcement Authorization, pursuant to which its province-level branches are authorized to conduct anti-monopoly enforcement within their respective jurisdictions. On September 11, 2020, the Anti-Monopoly Commission of the State Council issued Anti-monopoly Compliance Guideline for Operators, which requires operators to establish anti-monopoly compliance management systems under the PRC Anti-Monopoly Law to manage anti-monopoly compliance risks. On February 7, 2021, the Anti-Monopoly Commission of the State Council published Anti-Monopoly Guidelines for the Internet Platform Economy Sector that specified circumstances under which an activity of an internet platform will be identified as monopolistic act as well as concentration filing procedures for business operators. According to the PRC Anti-Monopoly Law, if a business operator carries out a concentration in violation of the law, the relevant authority shall order the business operator to terminate the concentration, dispose of the shares or assets or transfer the business within a specified time limit, or take other measures to restore the pre-concentration status, and impose a fine of up to RMB500,000. On March 12, 2021, the SAMR published several administrative penalty cases in connection with concentration of business operators that violated PRC Anti-Monopoly Law in the internet sector.

On October 23, 2021, the Standing Committee of the National People’s Congress issued a discussion draft of the amended Anti-Monopoly Law, which proposes to increase the fines for illegal concentration of business operators to “no more than ten percent of its last year’s sales revenue if the concentration of business operator has or may have an effect of excluding or limiting competition; or a fine of up to RMB5 million if the concentration of business operator does not have an effect of excluding or limiting competition.” The draft also proposes for the relevant authority to investigate transaction where there is evidence that the concentration has or may have the effect of eliminating or restricting competition, even if such concentration does not reach the filing threshold. On December 24, 2021, nine government agencies, including the NDRC, jointly issued the Opinions on Promoting the Healthy and Sustainable Development of Platform Economy, which provides that, among others, monopolistic agreements, abuse of dominant market position and illegal concentration of business operators in the field of platform economy will be strictly investigated and punished in accordance with the relevant laws.

At the present time, we have a relatively small scale supply chain platform operations based on our market share in our product markets and other factors. We are not an operator with a dominant market position, and our operating activity cannot constitute an anti-monopoly behavior that abuses our dominant market position. We have not entered into monopoly agreements prohibited by the Anti-Monopoly Law with competing business operators. As of the date of the prospectus, we have not received a notification from the anti-monopoly regulatory authority requiring us to file the concentration of undertakings or received any related administrative penalties. We believe that we are in compliance with the currently effective PRC anti-monopoly laws in all material aspects. Nevertheless, if the PRC regulatory authorities identify any of our activities as monopolistic under the PRC Anti-Monopoly Law or the Anti-Monopoly Guidelines for the Internet Platform Economy Sector, we may be subject to investigations and administrative penalties, and therefore materially and adversely affect our financial conditions, operations and business prospects. If we are required to take any rectifying or remedial measures or are subject to any penalties, our reputation and business operations may be materially and adversely affected.

Recent regulatory developments in China, including greater oversight and control by the CAC over data security, may subject us to additional regulatory review, and any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

On December 28, 2021, the CAC, NDRC, and several other agencies jointly issued the final version of the Revised Measures for Cybersecurity Review, or the Revised Cybersecurity Measures, which took effect on February 15, 2022 and replaced the previously issued Revised Measures for Cybersecurity Review. Under the Revised Cybersecurity Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Pursuant to the Revised Cybersecurity Measures, we don’t believe we will be subject to the cybersecurity review by the CAC, given that (i) our online platform business just start up, we possess personal information of a very small number of users (less than 100 users) in our business operations as of the date of this report, significantly less than the one million user threshold set for a data processing operator applying for listing on a foreign exchange that is required to pass such cybersecurity review; and (ii) data processed in our business does not have a bearing on national security and thus shall not be classified as core or important data by the authorities. We don’t believe that we are an Operator within the meaning of the Revised Cybersecurity Measures, nor do we control more than one million users’ personal information, and as such, we should not be required to apply for a cybersecurity review under the Revised Cybersecurity Measures.

However, there remains uncertainty as to how the Revised Cybersecurity Measures may be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new rules and regulations related to the Revised Cybersecurity Measures. For example, there is still no clear definition of “online platform operator”. Whether the data processing activities carried out by traditional enterprises (such as food, medicine, automobile and other production enterprises) are subject to such review and the scope of the review remain to be further clarified by the regulatory authorities in the subsequent implementation process. If any new laws, regulations, implementation measures or interpretation are adopted, we may need to take further actions and invest resources to comply with such new rules and to minimize any potential negative effects on us. In addition, if the number of our online platform users increases to a level close to one million, we would expect to prepare for the required cybersecurity review procedure and approval from the PRC government.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income will currently only be derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our security-holders.

Failure to comply with the Individual Foreign Exchange Rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

Our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the Implementation Rules of the Administrative Measures for Individual Foreign Exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the Individual Foreign Exchange Rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

SAFE promulgated the Notice on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Notice 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to material change of capitalization or structure of the PRC resident itself (such as capital increase, capital reduction, share transfer or exchange, merger or spin off).

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our future beneficial owners and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the Individual Foreign Exchange Rules.

To our knowledge, our beneficial owners, who are PRC residents, have not completed the Notice 37 registration. And we cannot guarantee that all or any of the shareholders will complete the Notice 37 registration prior to the closing of this Offering. Failure by any such shareholders or beneficial owners to comply with Notice 37 could restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects. In addition, the PRC resident shareholders who fail to complete Notice 37 registration may subject to fines less than RMB50,000.

As these foreign exchange and outbound investment related regulations are relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities.

It is uncertain how the Individual Foreign Exchange Rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, delay or restriction on repatriation of proceeds of our securities offerings into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed an Enterprise Income Tax Law (the “EIT Law”), as most recently amended and effective on December 29, 2018, and the related Implementation Regulations, as amended and effective on April 23 2019. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation of China issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to offshore entities controlled by a Chinese enterprise or group. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate stamps, board and stockholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management are often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders.

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

Because we are dependent upon Chen Yuanhang, our Chief Executive Officer and director to manage and oversee our Company, the loss of him could adversely affect our plan and results of operations.

We currently have director and officer, Chen Yuanhang, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer, could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position.

Further, because Mr. Yuanhang serves as Chief Executive Officer and sole director and also holds a controlling interest in the Company’s Common Stock, our other shareholders will have limited ability to influence the Company’s direction or management.

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

Our Chief Executive Officer, Mr. Yuanhang, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Yuanhang is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Yuanhang, our Chief Executive Officer and sole director, owns the vast majority of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended January 31, 2023 and 2022. This information was obtained from OTC Pink Market and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED JANUARY 31, 2023:
First Quarter	$15.00	$15.00
Second Quarter	$15.00	$15.00
Third Quarter	$15.00	$15.00
Fourth Quarter	$15.00	$8.00

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED JANUARY 31, 2022:
First Quarter	$15.00	$15.00
Second Quarter	$15.00	$15.00
Third Quarter	$15.00	$15.00
Fourth Quarter	$15.00	$15.00

Holders

As of May 4, 2023 a total of 100,103,103 shares of the Company’s common stock are currently outstanding held by 1,131 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our January 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

Report of Independent Registered Public Accounting Firm

To the Shareholders & Board of Directors

LVPAI Group Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LVPAI Group Limited as of January 31, 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as the “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2023.

PCAOB ID 6108

Vancouver, Washington

May 24, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Lvpai Group Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lvpai Group Limited (the “Company”) as of January 31, 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor from 2020 to 2022

Lakewood, CO

May 18, 2022

LVPAI GROUP LIMITED

BALANCE SHEETS

	January 31, 2023	January 31, 2022

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accrued liabilities	$420	$4,270
Note payable related parties	64,607	24,499
Total liabilities	65,027	28,769

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Series A stock, $0.001 par value, 20,000,000 shares authorized, 8,000,000 shares issued and outstanding *	8,000	8,000
Common stock, $0.001 par value; 300,000,000 authorized, 100,103,103 shares issued and outstanding *	100,103	100,103
Additional paid in capital	19,518,948	19,518,948
Accumulated deficit	(19,692,078)	(19,655,820)
Total Stockholders’ Deficit	(65,027)	(28,769)
Total Liabilities and Stockholders’ Deficit	$-	$-

*	Given effect of the Convert, See Note 7

The accompanying notes are an integral part of these financial statements.

LVPAI GROUP LIMITED

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	January 31, 2023	January 31, 2022
Revenue	$-	$-

Operating Expenses:
Administrative expenses	36,258	28,769
Total operating expenses	36,258	28,769
Loss from operations	(36,258)	(28,769)
Other expense
Other expense net	-	-
Loss before provision for income taxes	(36,258)	(28,769)
Provision for income taxes	-	-
Net Loss	$(36,258)	$(28,769)

Basic and diluted loss per common share*	$(0.00)	$(0.28)

Weighted average number of shares outstanding*	13,253,788	103,103

*	Given effect of the Convert, See Note 7

The accompanying notes are an integral part of these financial statements.

LVPAI GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Audited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, January 31, 2021	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,627,051)	$-

Net loss	-	-	-	-	-	(28,769)	(28,769)

Balance, January 31, 2022	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,655,820)	$(28,769)

Preferred Stock converted to common stock*	(2,000,000)	(2,000)	100,000,000	100,000	(98,000)	-	-

Net loss	-	-	-	-	-	(36,258)	(36,258)

Balance, January 31, 2023	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,692,078)	$(65,027)

*	Given effect of the Convert, See Note 7

The accompanying notes are an integral part of the financial statements.

LVPAI GROUP LIMITED

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended	Year ended
	January 31, 2023	January 31, 2022
Cash Flows From Operating Activities:
Net loss	$(36,258)	$(28,769)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock- based compensation	-	-
Changes in operating assets and liabilities:
Accrued liabilities	(3,850)	4,270
Net cash used for operating activities	(40,108)	(24,499)

Cash Flows From Financing Activities:
Proceeds from related party loans	40,108	24,499
Net cash provided by financing activities	40,108	24,499

Net Increase In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

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

The Company’s accounting year-end is January 31.

NOTE 2 –Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of January 31, 2023 the Company had negative retained earnings of 19,692,078.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Prior to August 12, 2022 when a change of control in the Company occurred, the Company had been being funded by Mr. Fuzhu Yang who extended interest-free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On January 31, 2023, and January 31, 2022, the Company’s cash equivalents totaled $0 and $0, respectively.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of January 31, 2023, and 2022.

NOTE 5 –NOTES PAYABLE-RELATED PARY

Mr. Chen Yuanhang, the Company’s former chief executive officer, the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended January 31, 2023, he extended $40,108 in interest free demand loans to the Company.

Mr. Fuzhu Yang, the Company’s former chief executive officer and chief financial officer the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended January 31, 2023, he extended $24,499 in interest free demand loans to the Company.

NOTE 6 – HOLDER

Common Stock

As of January 31, 2023, Common stock, $0.001 par value; 300,000,000 authorized, 100,103,103 shares issued and outstanding.

Preferred Stock

The Company’s board of directors has the authority, without further action by stockholders, to issue up to 20,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms and number of shares constituting any series or the designation of any series.

As of January 31, 2023 and 2022, 8,000,000 and 0 shares of preferred stock were outstanding respectively, and preferred Series A stock, $0.001 par value, 20,000,000 shares authorized.

NOTE 7 – PREFERRED STOCK CONVERT TO COMMON STOCK

Effective on December 15, 2022, the Company has approved a 1 for 50 conversion to convert 2,000,000 preferred stock to 100,000,000 common shares, there was 8,000,000 preferred stock outstanding as of December 15, 2022. As a result of the conversion, the Company’s prior to the conversion, there were 103,103 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All share and per share amount in the accompanying financial statement for the prior period have been retroactively adjusted to reflect the conversion.

NOTE 8 – SUBSEQUENT EVENTS

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of January 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Chen Yuanhang	61	Director, Chief Executive Officer, Treasurer, and Secretary

Chen Yuanhang has been our Chief Executive Officer since August 12, 2022. Mr. Yuanhang also serves as our Chief Executive Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Chen Yuanhang consented to act as the new President, CEO, Treasurer, Secretary and Chairman of the Board of Directors of the Company. and Zhang Wenmin consented to act as the new Chief Financial Officer of the Company.

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

Outstanding Equity Awards at Fiscal Year End

As of January 31, 2023, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of January 31, 2023, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group. Unless otherwise specified in the notes to this table, the address for each person is 50 West Liberty Street, Suite 880 Reno, NV 89501. The information provided is based upon 100,103,103 Common Shares issued and outstanding as of the date of this Report.

Class of Shares	Name and Address	# of Shares		% of Class
Preferred	Chen Yuanhang, Chief Executive Officer and Director Sixian Rd, Qingxiu Dist, Guangxi, Nanning, China	4,000,000	(1)(2)	3.7%

Common	Chen Yuanhang, Chief Executive Officer and Director Sixian Rd, Qingxiu Dist, Guangxi, Nanning, China	50,000,000	(1)(2)	46.25%

Preferred	Yang Fuzhu, Director New Dist, Wuxi, Jiangsu, China	3,000,000	(3)	2.78%

Common	Yang Fuzhu, Director New Dist, Wuxi, Jiangsu, China	50,000,000	(3)	46.25%

Preferred	Zhang Wenmin, Chief Financial Officer Xinwu Dist, Wuxi, Jiangsu, China	1,000,000	(4)	0.93%

Common	All Officers and Directors as a Group (3 persons)

(1)	Mr. Chen is the only officer and director of our Company

(2)	Mr. Chen holds 3,000,000 shares of Series A Preferred Stock and his son Mr. Frankie Chen holds 1,000,000 shares of Series A Preferred Stock, totaling 4,000,000 shares of Series A Preferred Stock

(3)	Mr. Yang is the director of our Company

(4)	Ms. Zhang is the Chief Financial Officer of our Company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MICHAEL GILLESPIE & ASSOCIATES, PLLC served as our independent auditors for the fiscal years ended January, 2023.

BF Borgers CPA PC served as our independent auditors for the fiscal years ended January, 2022.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	January 31,	January 31,
	2023	2022
Audit fees	$19,050	$8,150
Tax fees	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$19,050	$8,150

Our current auditor, MICHAEL GILLESPIE & ASSOCIATES, PLLC, an independent registered public accounting firm that is headquartered in Lakewood, CO, is a firm registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”), and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. MICHAEL GILLESPIE & ASSOCIATES, PLLC has been subject to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

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

LVPAI GROUP LIMITED (FORMERLY KNOWN AS FINOTEC GROUP, INC.)

Dated: May 25, 2023	By:	/s/ Chen Yuanhang
Chen Yuanhang
Former Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

