Form 10-K/A
period 2023-01-31
LVPAI GROUP Ltd
filed 2023-12-29
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Lvpai Group Limited (the “Registrant” or the “Company”) for the year ended January 31, 2023 (the “Original Form 10-K”) is to update the disclosure of Risk Factors in the “Item 1 - Description of Business - Risks Relating to Being Located in China” and “Item 1A - Risk Factors -Risks Relating to Being Located in China”  as the Company noted that more risks disclosure relating to Being Located in China. The Company also update the enforcement risks related to civil liabilities in the “Item 9B Other Information - Enforceability of Civil Liabilities”.

Except as otherwise provided herein, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

Risks Relating to Being Located in China

We are a holding company incorporated under the laws of the state of Nevada with no operations, except for searching for a target business in order to consummate an initial business combination. we do not believe or anticipate that any prior permission or approval is required from the PRC government under the currently effective PRC laws and regulations in connection with our search for a target business or related activities. As of the date of this reporting, we have not received any inquiry, notice, warning, sanctions or regulatory objection in connection with this offering from any PRC governmental authorities. We cannot assure you, however, that regulators in China will not take a contrary view or subsequently require us to undergo any approval procedures and subject us to penalties for non-compliance. If we are subsequently subject to additional requirements that we obtain any approval from the PRC authorities in connection with our search for a target business or related activities, we cannot assure you that we will be able to obtain such approval and conduct our business as described herein. See “Risks factors -  Risks Relating to Being Located in China - Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to investors and our company.” “ - Although we are currently not required to obtain approval from any of the PRC central or local government to obtain any approval in connection with this offering or our search for a target business or related activities, our operations may be adversely affected in the future, directly or indirectly, by existing or future relevant laws and regulations if the PRC government takes the view that its approval is required.” “ - The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas, which could result in a material change in our operations and/or the value of your securities.” “ - The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.” and “-PRC law or regulation may have impact on our cash flows and affect our ability to pay dividends, service debt or execute shareholder redemption rights.”

Our sponsor and all of our executive officers and directors are located in or have significant ties to the PRC, the location of our sponsor and executive officers and directors may make us a less attractive partner to a non-China- or non-Hong Kong-based target company, which may therefore make it more likely for us to consummate a business combination in the PRC. Moreover, the legal and regulatory risks associated with being based in China may make us a less attractive partner in an initial business combination without any ties to China or Hong Kong.

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

ITEM 1A. RISK FACTORS

Risks Relating to Being Located in China

Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to investors and our company.

LVPAI Group Limited (the “Company”) is a Nevada incorporated company and holding company with no operation in the PRC, but all of our executive officers and directors are located in or residing in the PRC. We may be subject to certain legal and operational risks associated with being located in the PRC, including uncertainty in the interpretation and enforcement of PRC laws and regulations.

As the relevant laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since the PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in a more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

Furthermore, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. As these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

Uncertainties regarding the enforcement of laws and the fact that rules and regulations in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers. Such risks could materially and adversely affect our ability to consummate an initial business combination, which may result in a material and adverse change in our operations and/or the value of our securities.

Although we are currently not required to obtain approval from any of the PRC central or local government to obtain any approval in connection with our search for a target business or related activities, our operations may be adversely affected in the future, directly or indirectly, by existing or future relevant laws and regulations if the PRC government takes the view that its approval is required.

LVPAI Group Limited is a holding company incorporated under the laws of the state of Nevada, USA. As the date of this reporting, the Company is held by our directors Chen Yuanhang and Yang Fuzhu who are Chinese citizens. We currently do not hold any equity interest in any PRC company or operate any business in China.

Based on our understanding of the current PRC laws and regulations, no prior permission is required under the M&A Rules, the Opinions, the Trial Measures or the Negative List from any PRC governmental authorities (including the CSRC) to search for a target company, given that: (1) we did not acquire any equity interests or assets of a “PRC domestic company” as such terms are defined under the M&A Rules, and (2) our Company is a holding company incorporated under the laws of the state of Nevada rather than China and our Company does not own or control any equity interest or assets in any PRC company or operate any business in China. Therefore, the M&A Rules and other current regulations of CSRC do not apply to this Offering. If we decide to consummate our business combination with a target business based in and primarily operating in China, the business combination may be subject to approval from PRC governmental authorities such as CSRC on the basis that the Trail Measures or the M&A Rules applies, each depends on the structure of the target company and the definitive rule or interpretation concerning such transaction, and the combined company’s business operations in China through its subsidiaries and VIEs, as applicable, may be also subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations. However, there remains some uncertainty as to how the M&A Rules, the Opinions, or the Trail Measures, if enacted, will be interpreted or implemented in the context of an overseas offering or if we decide to consummate the business combination with a target business based in and primarily operating in China. If the CSRC or another PRC governmental authority subsequently determines that its approval is needed for a business combination with a target business based in and primarily operating in China, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC governmental authorities. In any such event, these governmental authorities may delay the potential business combination, impose fines and penalties, limit our operations in China, or take other actions that could materially and adversely affect our ability to complete a business combination in the prescribed time period or otherwise affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

Additionally, the Measures for Cybersecurity Reviews issued by the CAC on December 28, 2021, effective as of February 15, 2022, further restates and expands the applicable scope of relevant cybersecurity review procedures in China. According to the Cybersecurity Reviews, the purchase of network products and services by critical information infrastructure operator and the data processing activities carries out by online platform operators, which affects or may affect national security, shall be subject to cybersecurity review; and any operator who applies to list its securities overseas must apply to the Cybersecurity Review Office for a cybersecurity review if it is in possession of the personal information of more than 1,000,000 users. If our PRC-based target business is in possession of the personal information of more than 1,000,000 users, our PRC-based target business would be required to conduct the cybersecurity review. If our PRC-based target business is determined by PRC regulatory authorities to have data security risks, the relevant regulatory authority may have the right to stop the indirect listing of our PRC-based target business’s securities through the consummation of the Business Combination, or (should the consummation of the Business Combination already have occurred) even request for withdrawal of our Nasdaq listing application or delisting of our securities. In accordance with the Measures for Cybersecurity Reviews, the exact manner of intervention is not specified. Per the PRC Data Security Law issued by Standing Committee of the National People’s Congress in June 2021, effective as of September 1, 2021, the cybersecurity review decision would be final and we would not have the ability to appeal. Our PRC counsel has advised us that, based on its understanding of the current PRC laws and regulations, we are not covered by permissions requirements from the CAC because (i) we are a investment and holding company and we do not operate any business in China and (ii) we are not an operator of critical information infrastructure or Internet platform operator as prescribed under the Measures for Cybersecurity Reviews. or any other governmental agency that is required to approve our operations. Moreover, we are not considering any PRC target Company that may be deemed as an operator of critical information infrastructure or Internet platform operator by the CAC. However, the proposed rules might still impact the timetable of our initial business combination and the certainty of our initial business combination. If, for example, our potential initial business combination is with a target business operating in the PRC and if the CAC makes other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

If it is determined in the future that CSRC or CAC approval or other procedural requirements are required to be met for and prior to a business combination, it is uncertain whether we can or how long it will take us to obtain such approval or complete such procedures and any such approval could be rescinded. Any failure to obtain or delay in obtaining such approval or completing such procedures for our initial business combination with companies in China, or a rescission of any such approval, could subject us to sanctions by the relevant PRC governmental authorities. In addition, if the PRC governmental authorities later promulgate new rules or explanations requiring that we obtain their approvals for filings, registrations or other kinds of authorizations for our initial business combination, we cannot assure you that we can obtain the approval, authorizations, or complete required procedures or other requirements in a timely manner, or at all, or obtain a waiver of the requisite requirements if and when procedures are established to obtain such a waiver. Any of these failures may cause delay or termination of a potential business combination, imposition of fines and penalties, limitation on our operation in China and materially and adversely affect our ability to complete a business combination in the prescribed time period or otherwise affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. Any such action, once taken by the PRC government, could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC, cause the value of the combined company’s securities to significantly decline, or in extreme cases, become worthless or completely hinder the combined company’s ability to offer or continue to offer securities to investors.

As the date of this reporting, there are no PRC laws and regulations (including the China Securities Regulatory Commission, or the CSRC, Cyberspace Administration of China, or the CAC, or any other government entity) in force explicitly requiring that we obtain permission from PRC authorities to search a target company, and we have not received any inquiry, notice, warning, sanction or any regulatory objection to search a target company from any relevant PRC authorities.

The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas, which could result in a material change in our operations and/or the value of your securities.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our operations and the post-combination entity’s ability to operate in China may be harmed by changes in its laws and regulations, including those relating to securities, taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

As the date of this reporting, there are no PRC laws and regulations (including the CSRC, the CAC, or any other government entity) in force explicitly requiring that we obtain permission from PRC authorities for our directors and officers to search a target company, and we have not received any inquiry, notice, warning, sanction or any regulatory objection to search a target company from any relevant PRC authorities. However, If we decide to consummate our business combination with a target business based in and primarily operating in China, the combined company’s business operations in China through its subsidiaries and VIEs, as applicable, may be subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations, and it is uncertain when and whether we will be required to obtain permission from the PRC government to list on U.S. stock exchanges or enter into VIE agreements in the future, and even when such permission is obtained, whether it will be denied or rescinded. Any new policies, regulations, rules, actions or laws by the PRC government may subject us to material changes in operations, may cause the value of our ordinary shares significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the Ministry of Commerce of China (“MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOFCOM shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we and the PRC operating entities may grow the business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our and the PRC operating entities’ ability to complete such transactions, which could affect the ability to expand the business of the PRC operating entities or maintain their market share.

PRC law or regulation may have impact on our cash flows and affect our ability to pay dividends, service debt or execute shareholder redemption rights.

Our Company is a holding company incorporated under the laws of the state of Nevada with no operations of its own and no subsidiaries except searching for a suitable target to consummate an initial business combination. Although we do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction, our initial business combination target company may include a PRC based company and to the extent that Chinese law prohibits direct foreign investment in the operating company, such business combination may require a VIE structure. As such, we may be required to conduct our operations in China primarily through our subsidiary or the VIE in China. As a result, although other means are available for us to obtain financing at the holding company level, the post-combination entity’s ability to pay dividends to its shareholders and to service any debt it may incur may depend upon dividends paid by our subsidiaries or the VIE. If any of our subsidiaries or the VIE incurs debt on its own in the future, the instruments governing such debt may restrict its ability to pay dividends to the Company. Under the VIE structure, the post-combination entity will highly rely on the VIE Agreements between it and the VIE to distribute earnings and settle amounts owed under the VIE agreements. Under the VIE agreements, in addition to funds to be generated by the VIE’s operations in China, the VIE’s operations can be financed by loans from the WFOE. Funds from the VIE to our public holding entity will be made as service fees to the WFOE pursuant to the VIE agreements, and the subsidiaries in turn makes distributions or pay dividends to our post-combination entity. Under the VIE structure, we must rely on the shareholders of the VIE to comply with its contractual obligations under the VIE agreements to pay the funds to the WFOE and then the WFOE, as a wholly owned subsidiary of the public holding entity, distribute funds to us. We cannot guarantee the PRC governments will allow such arrangement either. In addition, our post-combination organization’s subsidiaries and the VIE are required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies.

Investment in Chinese companies, which are governed by the Foreign Investment Law, and the dividends and distributions from a China-based operating company as well as the execution of shareholder redemption rights are subject to regulations and restrictions on dividends and payment to parties outside of China are subject to restrictions. The PRC government may impose controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our subsidiaries or the VIE’s profits, if any, and we may also experience difficulties in completing the administrative procedures necessary to the application of shareholders redemption rights because of the uncertainties of foreign exchange control regulations of PRC government. Failure or inability to comply with foreign exchange regulations such as the SAFE procedures may restrict our cross-border investment activities, limit the ability of the target business entity in China to distribute dividends, share transfer or liquidation to us, and we may also be prohibited from injecting additional capital into such subsidiary. If the foreign exchange control in PRC prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands or restricts on remittance of currencies out of PRC, we may be unable to pay dividends or consideration for redemption of shares in foreign currencies to our investors. PRC regulatory authorities could impose further restrictions on the convertibility of the Renminbi or overseas payment on current account items and capital account items by foreign currencies, and any future restrictions on currency exchanges and the remittance of currencies out of the PRC may limit our ability to use the proceeds of this offering in an initial business combination with a PRC target company and the use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC or to execution of shareholders redemption rights. Under the VIE structure, current PRC regulations permit a VIE to pay dividends to its holding company only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. For example, current PRC regulations permit VIE’s PRC subsidiaries to pay dividends to an overseas subsidiary of our post-combination entity, only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. If we or the post-combination entity are unable to receive all of the revenues from their operations through the VIE agreements, we may be unable to pay dividends on our ordinary shares.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended January 31, 2023 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

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

NOTE 5 –NOTES PAYABLE-RELATED PARTY

Mr. Chen Yuanhang, the Company’s chief executive officer, the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended January 31, 2023, he extended $40,108 in interest free demand loans to the Company.

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

ITEM 9B. OTHER INFORMATION.

Enforceability of Civil Liabilities

We are organized under the laws of the state of Nevada. Substantially all of our assets are located outside the United States. In addition, all of our directors and officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

We have appointed Nevada Agency and Transfer Company as our agent to receive service of process in any action against us in any U.S. federal or state court arising out of this offering or any purchase or sale of securities in connection with this offering. The address of our agent is 50 West Liberty Street, Suite 880, Reno, NV 89501.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. In China, there are significant legal and other obstacles to obtain information needed for investigations or litigation originated outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the State Council and the competent departments of the State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against us in the PRC, if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STAATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Section 1350 Certification of Chief Executive officer				Filed
32.2	Section 1350 Certification of Chief Financial officer				Filed
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LVPAI GROUP LIMITED (FORMERLY KNOWN AS FINOTEC GROUP, INC.)

Dated: December 29, 2023	By:	/s/ Chen Yuanhang
Chen Yuanhang
Chief Executive Officer

