Form 10-K
period 2024-01-31
LVPAI GROUP Ltd
filed 2024-04-24
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of April 23, 2024, was approximately $101,104,134 based on a closing price of $1.01 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of April 23, 2024, the registrant had 100,103,103 shares of common stock issued and outstanding.

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

On December 1, 2023, the existing officer resigned immediately. Accordingly, Zhang Wenmin serving as Chief Financial Officer, ceased to be the Company’s Chief Financial Officer, and consented to act as the Director of the Company. At the same date, Wei Zurui consented to act as the new Chief Financial Officer and Director of the Company.

On December 1, 2023, as a result of two private transactions, (i) 2,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the "Shares") of Lvpai Group Limited, a Nevada corporation (the "Company"), were transferred from Yang Fuzhu to Chen Yuanhang (the “Purchasers”) and (ii) 20,000,000 Shares of Common Stock were transferred from Yang Fuzhu to Chen Yuanhang (the “Purchasers”). As a result, the Purchaser became holders of an aggregate of approximately 65.36% of the voting rights of the issued and outstanding share capital of the Company and Yang Fuzhu retained 19.22% of the voting rights of the Company and is no longer the controlling shareholder. The consideration paid for the Shares was $89,000.

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

Competition and Market Conditions

We will face substantial competition in our efforts to identify and pursue a business venture. The primary source of competition is expected to be from other companies organized and funded for similar purposes, including small venture capital firms, blank check companies, and wealthy investors, many of which may have substantially greater financial and other resources than we do. In light of our limited financial and human resources, we are at a competitive disadvantage compared to many of our competitors in our efforts to obtain an operating business or assets necessary to commence our operations in a new field. Additionally, with the economic downturn caused by the coronavirus pandemic, many venture capital firms and similar firms and individuals have been seeking to acquire businesses at discounted rates, and we therefore currently face additional competition and resultant difficulty obtaining a business. We expect these conditions to persist at least until such time as the economy recovers. Further, even if we are successful in obtaining a business or assets for new operations, we expect there to be enhanced barriers to entry in the marketplace in which we decide to operate as a result of reduced demand and/or increased raw material costs caused by the economic forces that are beyond our control.

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

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Our sponsors, Mr. Chen Yuanhang and Mr. Yang Fuzhu, PRC residents, and will own approximately 98.05% of our outstanding shares. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review.

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

Our principal executive offices are located in China and our executive officer and director is a resident of and is physically located in and has significant ties to China. Our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China. For example, as a result of recent proposed changes in the cybersecurity regulations in China that would require certain Chinese technology firms to undergo a cybersecurity review before being allowed to list on foreign exchanges, this may have the effect of further narrowing the list of potential businesses in China’s consumer, technology and mobility sectors that we intend to focus on for our business combination or the ability of the combined entity to list in the United States.

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

Any failure or perceived failure by our potential PRC subsidiaries to comply with the Anti-Monopoly Guidelines for Internet Platforms Economy Sector and other PRC anti-monopoly laws and regulations may result in governmental investigations or enforcement actions, litigation or claims against us and could have an adverse effect on our business, financial condition and results of operations.

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

We may face difficulty identifying a viable business opportunity or negotiating or paying for any resulting business combination. Economic factors that are beyond our control, including economic downturn, as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or obtain a business that is suitable for our business goals at a price we can afford and on terms that will enable us to sufficiently grow our business to generate value to our shareholders. We have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

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

Further, because Mr. Chen serves as Chief Executive Officer and director and also holds a controlling interest in the Company’s Common Stock, our other shareholders will have limited ability to influence the Company’s direction or management.

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

Our Chief Executive Officer, Mr. Chen, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Chen is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Chen, our Chief Executive Officer and director, owns the vast majority of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

There is currently a limited market for our Common Stock, and there can be no guarantee that an active market for our Common Stock will develop, even if we are successful in consummating a business combination. Recently, the price of our Common Stock has been volatile for no reason. Further, even if an active market for our Common Stock develops, it will likely be subject to by significant price volatility when compared to more seasoned issuers. We expect that the price of our Common Stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our Common Stock can be based on various factors in addition to those otherwise described in this Report, including:

●	General speculative fever;

●	A prospective business combination and the terms and conditions thereof;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace, both pre- and post-combination;

●	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;

●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

●	Variations in general economic conditions, including as may be caused by uncontrollable events and the resulting decline in the economy;

●	The public disclosure of the terms of any financing we disclose in the future;

●	The number of shares of our Common Stock that are publicly traded in the future;

●	Actions of our existing shareholders, including sales of Common Stock by our then directors and then executive officers or by significant investors; and

●	The employment or termination of key personnel.

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

The continued negative effects of the coronavirus pandemic on the China and global economies.

In 2022, the sporadic outbreaks of COVID-19 had material impact on the industry in China.  The government’s “zero-COVID” policy required, from time to time, quarantines, rolling lockdowns, office closures and travel restrictions to control outbreaks in affected local areas.  As a result of the COVID control measures, we were unable to implement some of our business and marketing plans, and our operating results were negatively affected by the sporadic COVID outbreaks and strict government response measures.  In December 2022, the PRC government ended the implementation of the “zero-COVID” policy and the overall market condition has shown improvement since then.  However, COVID-19 could adversely affect our business and results of operations in the future if any COVID resurgence causes significant disruptions to our operations or the business of our supply chain, logistics and service providers.  We cannot predict the severity and duration of the impact from such resurgence, if any.  If any new outbreak of COVID-19 is not effectively and timely controlled, or if government responses to outbreaks or potential outbreaks are severe or long-lasting, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee.  Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, and could materially and adversely impact our business, financial condition and results of operations.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is not listed on any securities exchange, and is quoted on the OTC Pink Market under the symbol “LVPA” Because our Common Stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our Common Stock.

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended January 31, 2024 and 2023. This information was obtained from OTC Pink Market and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED JANUARY 31, 2024:
First Quarter	$8.02	$8.02
Second Quarter	$8.02	$1.01
Third Quarter	$1.01	$1.01
Fourth Quarter	$1.01	$1.01

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED JANUARY 31, 2023:
First Quarter	$15.00	$15.00
Second Quarter	$15.00	$15.00
Third Quarter	$15.00	$15.00
Fourth Quarter	$15.00	$8.02

Holders

As of January 31, 2024 a total of 100,103,103 shares of the Company’s common stock are currently outstanding held by 1,132 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our January 31, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

LVPAI Group Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LVPAI Group Limited as of January 31, 2024 and 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PCAOB ID 6104

Vancouver, Washington

April 24, 2024

LVPAI GROUP LIMITED

BALANCE SHEETS

	January 31, 2024	January 31, 2023

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accrued liabilities	$440	$420
Note payable related parties	104,660	64,607
Total liabilities	105,100	65,027

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Series A stock, $0.001 par value, 20,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Common stock, $0.001 par value; 300,000,000 authorized, 100,103,103 shares issued and outstanding	100,103	100,103
Additional paid in capital	19,518,948	19,518,948
Accumulated deficit	(19,732,151)	(19,692,078)
Total Stockholders’ Deficit	(105,100)	(65,027)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

LVPAI GROUP LIMITED

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	January 31, 2024	January 31, 2023
Revenue	$-	$-

Operating Expenses:
Administrative expenses	40,073	36,258
Total operating expenses	40,073	36,258
Loss from operations	(40,073)	(36,258)
Other expense
Other expense net	-	-
Loss before provision for income taxes	(40,073)	(36,258)
Provision for income taxes	-	-
Net Loss	$(40,073)	$(36,258)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	13,253,788	13,253,788

The accompanying notes are an integral part of these financial statements.

LVPAI GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Audited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, January 31, 2022	10,000,000	$10,000	103,103	$103	$19,616,948	$(19,655,820)	$(28,769)

Preferred Stock converted to common stock	(2,000,000)	(2,000)	100,000,000	100,000	(98,000)	-	-

Net loss	-	-	-	-	-	(36,258)	(36,258)

Balance, January 31, 2023	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,692,078)	$(65,027)

Net loss	-	-	-	-	-	(40,073)	(40,073)

Balance, January 31, 2024	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,732,151)	$(105,100)

The accompanying notes are an integral part of the financial statements.

LVPAI GROUP LIMITED

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended	Year ended
	January 31, 2024	January 31, 2023
Cash Flows From Operating Activities:
Net loss	$(40,073)	$(36,258)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock- based compensation	-	-
Changes in operating assets and liabilities:
Accrued liabilities	20	(3,850)
Net cash used for operating activities	(40,053)	(40,108)

Cash Flows From Financing Activities:
Proceeds from related party loans	40,053	40,108
Net cash provided by financing activities	40,053	40,108

Net Increase In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

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

On December 1, 2023, the existing officer resigned immediately. Accordingly, Zhang Wenmin serving as Chief Financial Officer, ceased to be the Company’s Chief Financial Officer and consented to act as the Director of the Company. At the same date, Wei Zurui consented to act as the new Chief Financial Officer and Director of the Company.

On December 1, 2023, as a result of two private transactions, (i) 2,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the "Shares") of Lvpai Group Limited, a Nevada corporation (the "Company"), were transferred from Yang Fuzhu to Chen Yuanhang (the “Purchasers”) and (ii) 20,000,000 Shares of Common Stock were transferred from Yang Fuzhu to Chen Yuanhang (the “Purchasers”). As a result, the Purchaser became holders of an aggregate of approximately 65.36% of the voting rights of the issued and outstanding share capital of the Company and Yang Fuzhu retained 19.22% of the voting rights of the Company and is no longer the controlling shareholder. The consideration paid for the Shares was $89,000. The source of the cash consideration for the Shares was personal funds of the Purchasers.

The Company’s accounting year-end is January 31.

NOTE 2 –Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of January 31, 2024 the Company had negative retained earnings of 19,732,151.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Since August 12, 2022 when a change of control in the Company occurred, the Company had been being funded by Mr. Chen Yuanhang  who extended interest-free demand loans to the Company. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended January 31, 2024 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On January 31, 2024, and January 31, 2023, the Company’s cash equivalents totaled $0 and $0, respectively.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of January 31, 2024, and 2023.

NOTE 5 –NOTES PAYABLE RELATED PARTY

Mr. Chen Yuanhang, the Company’s  chief executive officer, the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended January 31, 2024 and 2023, he extended $80,161 and $40,108 in interest free demand loans to the Company, respectively.

Mr. Fuzhu Yang, the Company’s chief executive officer and chief financial officer the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended January 31, 2024 and 2023, he extended $24,499 and $24,499 in interest free demand loans to the Company, respectively.

NOTE 6 – HOLDER

Common Stock

As of January 31, 2024, Common stock, $0.001 par value; 300,000,000 authorized, 100,103,103 shares issued and outstanding.

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

As of January 31, 2024, 8,000,000 shares of preferred stock were outstanding, and preferred Series A stock, $0.001 par value, 20,000,000 shares authorized.

NOTE 7 – SUBSEQUENT EVENTS

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of January 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to limited human resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Chen Yuanhang	62	Director, Chief Executive Officer, Treasurer, and Secretary
Zhang Wenmin	40	Director, former Chief Financial Officer
Wei Zurui	40	Director , Chief Financial Officer

Chen Yuanhang has been our Chief Executive Officer since August 12, 2022. Mr. Chen also serves as our Chief Executive Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Chen Yuanhang consented to act as the new President, CEO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

Zhang Wenmin act as the Chief Financial Officer of the Company since August 12, 2022 and resigned on December 1, 2023.  At the same date, consented to act as the Director of the Company.

Wei Zurui consented to act as the new Chief Financial Officer and Director of the Company on December 1, 2023. Mr. Wei graduated from Guangxi University of Finance and Economics with the bachelor’s degree in Business Administration. He has been specializing in strategy consulting and investment banking for 15 years, and his professional experiences include in areas such as finance management, project acquisition, corporate strategy consulting and private equity investment. After years of development, Mr. Wei Zurui is the founding member of Rongda Funeng Innovation Investment Co., Ltd, a CEO of Chuanggu Capital (China) Co., Ltd. focusing on the project acquisition and finance management. Mr. Wei Zurui is also a Vice President of Tian Nian Ke Yang Life Technology Group Co., Ltd, and Tianke Technology Group Co., Ltd, a well-known brand in specialized, refined, and innovative small and medium-sized enterprises.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of stockholders and until their successors have been elected and qualified.

Audit Committee

We do not have any committees of the Board.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, Inc.

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions as this would benefit the Company's operations.

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

Outstanding Equity Awards at Fiscal Year End

As of January 31, 2024, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of January 31, 2024, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group. Unless otherwise specified in the notes to this table, the address for each person is 50 West Liberty Street, Suite 880 Reno, NV 89501. The information provided is based upon 100,103,103 Common Shares issued and outstanding as of the date of this Report.

Class of Shares	Name and Address	# of Shares		% of Class
Preferred	Chen Yuanhang, Chief Executive Officer and Director Sixian Rd, Qingxiu Dist, Guangxi, Nanning, China	6,000,000	(1)(2)	26.91%

Common	Chen Yuanhang, Chief Executive Officer and Director Sixian Rd, Qingxiu Dist, Guangxi, Nanning, China	70,000,000	(1)(2)	38.45%

Preferred	Yang Fuzhu New Dist, Wuxi, Jiangsu, China	1,000,000	(3)	7.69%

Common	Yang Fuzhu New Dist, Wuxi, Jiangsu, China	30,000,000	(3)	11.53%

Preferred	Zhang Wenmin, Director Xinwu Dist, Wuxi, Jiangsu, China	1,000,000	(4)	7.69%

Common	All Officers and Directors as a Group (3 persons)

(1)	Mr. Chen is the officer and director of our Company

(2)	Mr. Chen holds 5,000,000 shares of Series A Preferred Stock and his son Mr. Frankie Chen holds 1,000,000 shares of Series A Preferred Stock, totaling 6,000,000 shares of Series A Preferred Stock

(3)	Mr. Yang is the former director of our Company, resigned on December 1, 2023.

(4)	Ms. Zhang is the director of our Company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MICHAEL GILLESPIE & ASSOCIATES, PLLC served as our independent auditors for the fiscal years ended January, 2024.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	January 31,	January 31,
	2024	2023
Audit fees	$17,000	$19,050
Tax fees	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$17,000	$19,050

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STAATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LVPAI GROUP LIMITED (FORMERLY KNOWN AS FINOTEC GROUP, INC.)

Dated: April 24, 2024	By:	/s/ Chen Yuanhang
Chen Yuanhang
Chief Executive Officer

