Form 10-Q
period 2024-04-30
LVPAI GROUP Ltd
filed 2024-05-29
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2024

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

Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 28, 2024, was approximately $101 millions based on a closing price of $1.01 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 28, 2024.

Class	Outstanding at May 28, 2024
Common Stock, $0.001 par value	100,103,103

2

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2024 AND JANUARY 31, 2024

(Expressed in United States Dollars (“US$”))

	As of
	April 30, 2024	January 31, 2024
	(Unaudited)	(Audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities and other payable	930	440
Amount due to the related parties	113,460	104,660
TOTAL LIABILITIES	$114,390	$105,100

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 8,000,000 shares issued and outstanding, April 30, 2024 and January 31, 2024, respectively	8,000	8,000
Common stock, $0.001 par value, 300,000,000 shares authorized, 100,103,103 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	100,103	100,103
Additional paid-in capital	19,518,948	19,518,948
Accumulated deficit	(19,741,441)	(19,732,151)
TOTAL STOCKHOLDERS’ DEFICIT	(114,390)	(105,100)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED APRIL 30, 2024 AND 2023

(Expressed in United States Dollars (“US$”))

	Three Months Ended April 30,
	2024	2023
	(Unaudited)	(Unaudited)
REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES	(9,290)	(10,780)

LOSS FROM OPERATIONS	(9,290)	(10,780)

Other expense:	-	-

Net loss from operations	(9,290)	(10,780)
Income tax expense		-
Net loss	$(9,290)	$(10,780)

Other comprehensive income:
- Foreign currency translation adjustment	-	-
COMPREHENSIVE LOSS	$(9,290)	$(10,780)
Net loss per share- Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of shares outstanding	24,682,957	13,253,788

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2024 AND 2023

(Expressed in United States Dollars (“US$”))

For the three months ended April 30, 2024

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
	Number of shares	Amount	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of January 31, 2024 (audited)	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,732,151)	$(105,100)
Net loss	-	-	-	-	-	(9,290)	(9,290)
Balance as of April 30, 2024 (unaudited)	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,741,441)	$(114,390)

For the three months ended April 30, 2023

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
	Number of shares	Amount	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of January 31, 2023 (audited)	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,692,078)	$(65,027)
Net loss	-	-	-	-	-	(10,780)	(10,780)
Balance as of April 30, 2023 (unaudited)	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,702,858)	$(75,807)

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2024 AND 2023

(Expressed in United States Dollars (“US$”))

	Three Months Ended April 30,
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,290)	$(10,780)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:	-	-
Accrued liabilities and other payables	490	7,000
Net cash used in operating activities	(8,800)	(3,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	8,800	3,780
Net cash used in financing activities	8,800	3,780

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2024

(Expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

The results for the three months ended April 30, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the year ended January 31, 2024, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2024 and for the related periods presented.

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

The Company’s accounting year-end is January 31.

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2024

(Expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of April 30, 2024 the Company had negative retained earnings of 19,741,441.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

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

FOR THE THREE MONTHS ENDED APRIL 30, 2024

(Expressed in United States Dollars (“US$”))

(Unaudited)

● Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On April 30, 2024, and January 31, 2024, the Company’s cash equivalents totaled $0 and $0, respectively.

● Revenue recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the three months ended April 30, 2024 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

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

(Expressed in United States Dollars (“US$”))

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

● Stockholders’ Equity and Accrued Liability Excess Stock Issuance

The Company has authorized 300,000,000 shares of Common Stock with a par value of $0.001. As of April 30, 2024, and January 31, 2024, respectively, there were 100,103,103 shares of Common Stock issued and outstanding, respectively.

As of April 30, 2024, and January 31, 2024, 8,000,000 shares of preferred stock were outstanding respectively, and preferred Series A stock, $0.001 par value, 20,000,000 shares authorized.

LVPAI GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2024

(Expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 4 - ACCRUED LIABILITIES AND OTHER PAYABLE

	As of
	April 30, 2024	January 31, 2024
	(Unaudited)	(Audited)
ACCRUED LIABILITIES	$930	$440
OTHER PAYABLE	-	-

TOTAL ACCRUED LIABILITIES AND OTHER PAYABLE	$930	$440

The accrued liabilities included the income tax return fee, FA consulting fee and share agency fee.

NOTE 5 - AMOUNT DUE TO THE RELATED PARTIES

	As of
	April 30, 2024	January 31, 2024
	(Unaudited)	(Audited)
Mr. Yang Fuzhu (Shareholder & former director)	$24,499	$24,499
Mr. Chen Yuanhang (Shareholder & director)	88,961	80,161

TOTAL AMOUNT DUE TO THE RELATED PARTIES	$113,460	$104,660

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

Results of Operation

For the Three months ended April 30, 2024

For the three months periods ended April 30, 2024 and 2023, we realized revenue in amount of $0 and $0, respectively.

Result of operation for the three months ended April 30, 2024 and 2023, we realized cost of revenue in amount of $0 and $0, respectively.

The overall gross profit (or loss) for the Company was $9,290 and $10,780 for the three months ended April 30, 2024 and 2023, respectively.

Our net loss were $9,290 and $10,780 for the three months ended April 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of April 30, 2024, we had cash and cash equivalents of $0. We have a negative operating cash flows of $8,800 and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months periods ended April 30, 2024, net cash used in operating activities was $8,800, compared to net cash used in operating activities of $3,780 for the three months periods ended April 30, 2023.

3

Investing Activities

For the three months periods ended April 30, 2024, net cash provided by investing activities was $0, compared to net cash provided by investing activities of $0 for the three months periods ended April 30, 2023.

Financing Activities

For the three months periods ended April 30, 2024 net cash used in financing activities was $8,800. For the three months periods ended April 30, 2023, net cash provided by finance activities was $3,780.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Beijing China to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2024.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lvpai Group Limited
(Name of Registrant)

Date: May 28, 2024	By:	/s/ Chen Yuanhang
	Title:	Chief Executive Officer

8