Form 10-Q
period 2024-07-31
LVPAI GROUP Ltd
filed 2024-09-10
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 7, 2024.

Class	Outstanding at September 7, 2024
Common Stock, $0.001 par value	100,103,103

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

LVPAI GROUP LIMITED

CONDENSED BALANCE SHEETS

AS OF JULY 31, 2024 AND JANUARY 31, 2024

(Expressed in United States Dollars (“US$”))

	As of
	July 31, 2024	January 31, 2024
	(Unaudited)	(Audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities and other payable	255	440
Amount due to the related parties	123,165	104,660
TOTAL LIABILITIES	$123,420	$105,100

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 8,000,000 shares issued and outstanding, July 31, 2024 and January 31, 2024, respectively	8,000	8,000
Common stock, $0.001 par value, 300,000,000 shares authorized, 100,103,103 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	100,103	100,103
Additional paid-in capital	19,518,948	19,518,948
Accumulated deficit	(19,750,471)	(19,732,151)
TOTAL STOCKHOLDERS’ DEFICIT	(123,420)	(105,100)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited condensed financial statements.

LVPAI GROUP LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2024 AND 2023

(Expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES	(9,030)	(11,635)	(18,320)	(22,415)

LOSS FROM OPERATIONS	(9,030)	(11,635)	(18,320)	(22,415)

Other expense	-	-	-	-

Net loss from operations	(9,030)	(11,635)	(18,320)	(22,415)
Income tax expense
Net loss	$(9,030)	$(11,635)	$(18,320)	$(22,415)

Other comprehensive income:
- Foreign currency translation adjustment	-	-	-	-
COMPREHENSIVE LOSS	$(9,030)	$(11,635)	$(18,320)	$(22,415)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of shares outstanding	24,682,957	13,253,788	49,914,424	13,253,788

See accompanying notes to the unaudited condensed financial statements.

LVPAI GROUP LIMITED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2024 AND 2023

(Expressed in United States Dollars (“US$”))

For the three and six months ended July 31, 2024

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
	Number of shares	Amount	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of January 31, 2024 (Audited)	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,732,151)	$(105,100)
Net loss	-	-	-	-	-	(9,290)	(9,290)
Balance as of April 30, 2024 (Unaudited)	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,741,441)	$(114,390)
Net loss	-	-	-	-	-	(9,030)	(9,030)
Balance as of July 31, 2024 (Unaudited)	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,750,471)	$(123,420)

For the three and six months ended July 31, 2023

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
	Number of shares	Amount	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of January 31, 2023 (Audited)	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,692,078)	$(65,027)
Net loss	-	-	-	-	-	(10,780)	(10,780)
Balance as of April 30, 2023 (Unaudited)	8,000,000	$8,000	100,101,103	$100,103	$19,518,948	$(19,702,858)	$(75,807)
Net loss	-	-	-	-	-	(11,635)	(11,635)
Balance as of July 31, 2023 (Unaudited)	8,000,000	$8,000	100,101,103	$100,103	$19,518,948	$(19,714,493)	$(87,442)

See accompanying notes to the unaudited condensed financial statements.

LVPAI GROUP LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2024 AND 2023

(Expressed in United States Dollars (“US$”))

(Unaudited)

	Six Months Ended July 31,
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,320)	$(22,415)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:	-	-
Accrued liabilities and other payables	-	-
Net cash used in operating activities	(18,320)	(22,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties loans	18,320	22,415
Net cash used in financing activities	18,320	22,415

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed financial statements.

LVPAI GROUP LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2024

(Expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

The results for the six months ended July 31, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the year ended January 31, 2024, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2024 and for the related periods presented.

Lvpai Group Limited, a Nevada corporation (“LVPA”, “the Company”, “we”, “us”) has been dormant since November 2011. On March 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-809716-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

On July 5, 2024, the Board of Directors appointed Ms. Xu Ni to serve as a director of the Company until the next annual meeting of the shareholders.

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

The Company’s accounting year-end is January 31.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of July 31, 2024 the Company had negative retained earnings of 19,750,471.

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

LVPAI GROUP LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2024

(Expressed in United States Dollars (“US$”))

(Unaudited)

● Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On July 31, 2024, and January 31, 2024, the Company’s cash equivalents totaled $0 and $0, respectively.

● Revenue recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the six months ended July 31, 2024 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

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

LVPAI GROUP LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2024

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

● Stockholders’ Equity and Accrued Liability Excess Stock Issuance

The Company has authorized 300,000,000 shares of Common Stock with a par value of $0.001. As of July 31, 2024, and January 31, 2024, respectively, there were 100,103,103 shares of Common Stock issued and outstanding, respectively.

As of July 31, 2024, and January 31, 2024, 8,000,000 shares of preferred stock were outstanding respectively, and preferred Series A stock, $0.001 par value, 20,000,000 shares authorized.

LVPAI GROUP LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2024

(Expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 4 - ACCRUED LIABILITIES

	As of
	July 31, 2024	January 31, 2024
	(Unaudited)	(Audited)
ACCRUED LIABILITIES	$255	$420

TOTAL ACCRUED LIABILITIES	$255	$420

The accrued liabilities included the share agency fee.

NOTE 5 - AMOUNT DUE TO THE RELATED PARTIES

	As of
	July 31, 2024	January 31, 2024
	(Unaudited)	(Audited)
Mr. Yang Fuzhu (Shareholder & former director)	$24,499	$24,499
Mr. Chen Yanghang (Shareholder & director)	98,666	62,523

TOTAL AMOUNT DUE TO THE RELATED PARTIES	$123,165	$87,022

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

On July 5, 2024, the Board of Directors resolved to change the name of the Company to “Greenergy Navigare Group Inc.”  The business of the Company will change to sustainable clean and renewable energy.  The Company Secretary is authorized to perform all tasks as are necessary to give effect to this change of the Company name and its new business.

The Company had been being funded by Mr. Chen Yuanhang who extended interest-free demand loans to the Company for ensure that the dollar amount of any vendor payments will made.

Besides this, there was no event that management deemed necessary for disclosure as a material subsequent event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended January 31, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three and six months ended July 31, 2024

For the three months periods ended July 31, 2024 and 2023, we realized revenue in amount of $0 and $0, respectively. For the six months periods ended July 31, 2024 and 2023, we realized revenue in amount of $0 and $0, respectively.

Result of operation for the three months ended July 31, 2024 and 2023, we realized cost of revenue in amount of $0 and $0, respectively. Result of operation for the six months ended July 31, 2024 and 2023, we realized cost of revenue in amount of $0 and $0, respectively.

The overall gross loss for the Company was $0 and $ for the three months ended July 31, 2024 and 2023, respectively. The overall gross profit (or loss) for the Company was $0 and $0 for the six months ended July 31, 2024 and 2023, respectively.

Our net loss was $9,030 and $11,653 for the three months ended July 31, 2024 and 2023, respectively. Our net loss was $18,320 and $22,415 for the six months ended July 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of July 31, 2024, we had cash and cash equivalents of $0. We have a negative operating cash flows of $18,505 and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months periods ended July 31, 2024, net cash used in operating activities was $18,505, compared to net cash used in operating activities of $22,415 for the six months periods ended July 31, 2023.

Investing Activities

For the six months periods ended July 31, 2024, net cash provided by investing activities was $0, compared to net cash provided by investing activities of $0 for the six months periods ended July 31, 2023.

Financing Activities

For the six months periods ended July 31, 2024 net cash used in financing activities was $18,505. For the six months periods ended July 31, 2023, net cash provided by finance activities was $22,415.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Beijing China to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2024.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lvpai Group Limited
(Name of Registrant)

Date: September 7, 2024	By:	/s/ Chen Yuanhang
	Title:	Director

