Form 10-K
period 2025-01-31
LVPAI GROUP Ltd
filed 2025-05-06
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 6, 2025, was approximately $101,104,134 based on a closing price of $1.01 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of May 6, 2025, the registrant had 100,103,103 shares of common stock issued and outstanding.

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

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended January 31, 2025 and 2024. This information was obtained from OTC Pink Market and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED JANUARY 31, 2025:
First Quarter	$1.01	$1.01
Second Quarter	$1.01	$1.01
Third Quarter	$1.01	$1.01
Fourth Quarter	$1.01	$1.01

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED JANUARY 31, 2024:
First Quarter	$8.02	$8.02
Second Quarter	$8.02	$1.01
Third Quarter	$1.01	$1.01
Fourth Quarter	$1.01	$1.01

Holders

As of January 31, 2025 a total of 100,103,103 shares of the Company’s common stock are currently outstanding held by 1,132 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

LVPAI Group Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LVPAI Group Limited as of January 31, 2025 and 2024 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID 6104

Vancouver, Washington

April 28, 2025

LVPAI GROUP LIMITED

BALANCE SHEETS

	January 31, 2025	January 31, 2024

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accrued liabilities	$1,465	$440
Note payable related parties	136,190	104,660
Total liabilities	137,655	105,100

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Series A stock, $0.001 par value, 20,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Common stock, $0.001 par value; 300,000,000 authorized, 100,103,103 shares issued and outstanding	100,103	100,103
Additional paid in capital	19,518,948	19,518,948
Accumulated deficit	(19,764,706)	(19,732,151)
Total Stockholders’ Deficit	(137,655)	(105,100)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

LVPAI GROUP LIMITED

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	January 31, 2025	January 31, 2024
Revenue	$-	$-

Operating Expenses:
Administrative expenses	32,555	40,073
Total operating expenses	32,555	40,073
Loss from operations	(32,555)	(40,073)
Other expense
Other expense net	-	-
Loss before provision for income taxes	(32,555)	(40,073)
Provision for income taxes	-	-
Net Loss	$(32,555)	$(40,073)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	100,103,103	100,103,103

The accompanying notes are an integral part of these financial statements.

LVPAI GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Audited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, January 31, 2023	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,692,078)	$(65,027)

Net loss	-	-	-	-	-	(40,073)	(40,073)

Balance, January 31, 2024	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,732,151)	$(105,100)

Net loss	-	-	-	-	-	(32,555)	(32,555)

Balance, January 31, 2025	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,764,706)	$(137,655)

The accompanying notes are an integral part of the financial statements.

LVPAI GROUP LIMITED

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended	Year ended
	January 31, 2025	January 31, 2024
Cash Flows From Operating Activities:
Net loss	$(32,555)	$(40,073)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock- based compensation	-	-
Changes in operating assets and liabilities:
Accrued liabilities	1,025	20
Net cash used for operating activities	(31,530)	(40,053)

Cash Flows From Financing Activities:
Proceeds from related party loans	31,530	40,053
Net cash provided by financing activities	31,530	40,053

Net Increase In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

F-5

LVPAI GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Lvpai Group Limited has been dormant since November 2011. On March 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-809716-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

The Company’s accounting year-end is January 31.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of January 31, 2025 the Company had negative retained earnings of 19,764,706.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On January 31, 2025, and January 31, 2024, the Company’s cash equivalents totaled $0 and $0, respectively.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of January 31, 2025, and 2024.

NOTE 5 – NOTES PAYABLE RELATED PARTY

Mr. Chen Yuanhang, the Company’s  chief executive officer, the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended January 31, 2025 and 2024, he extended $111,691 and $80,161 in interest free demand loans to the Company, respectively.

Mr. Fuzhu Yang, the Company’s chief executive officer and chief financial officer the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended January 31, 2025 and 2024, he extended $24,499 and $24,499 in interest free demand loans to the Company, respectively.

NOTE 6 – HOLDER

Common Stock

As of January 31, 2025, Common stock, $0.001 par value; 300,000,000 authorized, 100,103,103 shares issued and outstanding.

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

As of January 31, 2025, 8,000,000 shares of preferred stock were outstanding, and preferred Series A stock, $0.001 par value, 20,000,000 shares authorized.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of January 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Chen Yuanhang	63	Director, Chief Executive Officer, Treasurer, and Secretary
Zhang Wenmin	41	Director, former Chief Financial Officer
Wei Zurui	41	Director, Chief Financial Officer

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

Outstanding Equity Awards at Fiscal Year End

As of January 31, 2025, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of January 31, 2025, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group. Unless otherwise specified in the notes to this table, the address for each person is 50 West Liberty Street, Suite 880 Reno, NV 89501. The information provided is based upon 100,103,103 Common Shares issued and outstanding as of the date of this Report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MICHAEL GILLESPIE & ASSOCIATES, PLLC served as our independent auditors for the fiscal years ended January, 2025.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	January 31,	January 31,
	2025	2024
Audit fees	$10,000	$17,000
Tax fees	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$10,000	$17,000

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

LVPAI GROUP LIMITED (FORMERLY KNOWN AS FINOTEC GROUP, INC.)

Dated: May 6, 2025	By:	/s/ Chen Yuanhang
Chen Yuanhang
Chief Executive Officer

