Form 10-K
period 2026-01-31
LVPAI GROUP Ltd
filed 2026-05-18
CIK 831378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 18, 2026, was approximately $101,104,134 based on a closing price of $1.01 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of May 18, 2026, the registrant had 100,103,103 shares of common stock issued and outstanding.

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

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the Ministry of Commerce of China (“MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOFCOM shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we and the PRC operating entities may grow the business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our and the PRC operating entities’ ability to complete such transactions, which could affect the ability to expand the business of the PRC operating entities or maintain their market share.i

PRC law or regulation may have impact on our cash flows and affect our ability to pay dividends, service debt or execute shareholder redemption rights.

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

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended January 31, 2026 and 2025. This information was obtained from OTC Pink Market and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED JANUARY 31, 2026:
First Quarter	$1.01	$1.01
Second Quarter	$1.01	$1.01
Third Quarter	$1.01	$1.01
Fourth Quarter	$1.01	$1.01

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED JANUARY 31, 2025:
First Quarter	$1.01	$1.01
Second Quarter	$1.01	$1.01
Third Quarter	$1.01	$1.01
Fourth Quarter	$1.01	$1.01

Holders

As of January 31, 2026 a total of 100,103,103 shares of the Company’s common stock are currently outstanding held by 1,133 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our January 31, 2026 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

LVPAI Group Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LVPAI Group Limited as of January 31, 2026, and 2025 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026, and 2025 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID 6104

Vancouver, Washington

May 18, 2026

LVPAI GROUP LIMITED

BALANCE SHEETS

	January 31, 2026	January 31, 2025

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accrued liabilities	$1,835	$1,465
Note payable related parties	166,205	136,190
Total liabilities	168,040	137,655

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Series A stock, $0.001 par value, 20,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Common stock, $0.001 par value; 300,000,000 authorized, 100,103,103 shares issued and outstanding	100,103	100,103
Additional paid in capital	19,518,948	19,518,948
Accumulated deficit	(19,795,091)	(19,764,706)
Total Stockholders’ Deficit	(168,040)	(137,655)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

LVPAI GROUP LIMITED

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	January 31, 2026	January 31, 2025
Revenue	$-	$-

Operating Expenses:
Administrative expenses	30,385	32,555
Total operating expenses	30,385	32,555
Loss from operations	(30,385)	(32,555)
Other expense
Other expense net	-	-
Loss before provision for income taxes	(30,385)	(32,555)
Provision for income taxes	-	-
Net Loss	$(30,385)	$(32,555)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	100,103,103	100,103,103

The accompanying notes are an integral part of these financial statements.

LVPAI GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Audited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, January 31, 2024	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,732,151)	$(105,100)

Net loss	-	-	-	-	-	(32,555)	(32,555)

Balance, January 31, 2025	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,764,706)	$(137,655)

Net loss	-	-	-	-	-	(30,385)	(30,385)

Balance, January 31, 2026	8,000,000	$8,000	100,103,103	$100,103	$19,518,948	$(19,795,091)	$(168,040)

The accompanying notes are an integral part of the financial statements.

LVPAI GROUP LIMITED

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended	Year ended
	January 31, 2026	January 31, 2025
Cash Flows From Operating Activities:
Net loss	$(30,385)	$(32,555)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock- based compensation	-	-
Changes in operating assets and liabilities:
Accrued liabilities	370	1,025
Net cash used for operating activities	(30,015)	(31,530)

Cash Flows From Financing Activities:
Proceeds from related party loans	30,015	31,530
Net cash provided by financing activities	30,015	31,530

Net Increase In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

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

The Company’s accounting year-end is January 31.

NOTE 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of January 31, 2026 the Company had negative retained earnings of 19,795,091.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended January 31, 2026 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On January 31, 2026, and January 31, 2025, the Company’s cash equivalents totaled $0 and $0, respectively.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of January 31, 2026, and 2025.

NOTE 5 – NOTES PAYABLE RELATED PARTY

Mr. Chen Yuanhang, the Company’s  chief executive officer, the principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended January 31, 2026 and 2025, he extended $131,156 and $111,691 in interest free demand loans to the Company, respectively.

Mr. Fuzhu Yang, the Company’s chief former executive officer and chief financial officer and a principal member of the Company’s Court-appointed custodian is considered a related party. During the year ended January 31, 2026 and 2025, he extended $24,499 and $24,499 in interest free demand loans to the Company, respectively.

Ms. Ling Zhao, one of the company's shareholders. During the year ended January 31, 2026 and 2025, She extended $8,550 and nil in interest free demand loans to the Company, respectively.

NOTE 6 – HOLDER

Common Stock

As of January 31, 2026, Common stock, $0.001 par value; 300,000,000 authorized, 100,103,103 shares issued and outstanding.

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

As of January 31, 2026, 8,000,000 shares of preferred stock were outstanding, and preferred Series A stock, $0.001 par value, 20,000,000 shares authorized.

Rights, Preferences, Privileges and Restrictions of the Outstanding Series A Preferred Stock

Pursuant to the Certificate of Designation filed on April 27, 2020, the outstanding Series A Preferred Stock has the following rights, preferences, privileges and restrictions:

Dividend Rights – Holders of Series A Preferred Stock are entitled to receive dividends, on an as-converted basis, equally with holders of Common Stock, when and if declared by the Board of Directors.

Liquidation Preference – In the event of any liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock are entitled to receive, prior to any distribution to holders of Common Stock, an amount per share equal to the Original Issue Price ($0.001 per share), plus any declared but unpaid dividends. After payment of such preferential amounts and any amounts required for other series of preferred stock, the remaining assets shall be distributed pro rata to holders of Common Stock and each series of preferred stock based on the number of shares of Common Stock held (assuming conversion of all preferred stock).

Redemption Rights – The Series A Preferred Stock is non-redeemable other than upon mutual agreement of the Company and the holder, and only to the extent permitted by the Certificate of Designation, the Company’s Articles of Incorporation, and applicable law.

Conversion Rights – Each share of Series A Preferred Stock is convertible at the option of the holder at any time into shares of Common Stock at a conversion price of $0.00005 per share (resulting in 20 shares of Common Stock for each share of Series A Preferred Stock). Automatic conversion occurs upon (i) a public offering of the Company’s Common Stock, (ii) a liquidation, dissolution or winding up, or (iii) the date specified by holders of a majority of the outstanding Series A Preferred Stock.

Voting Rights – Each share of Series A Preferred Stock entitles its holder to that number of votes equal to the number of shares of Common Stock into which it is convertible (20 votes per share). Holders of Series A Preferred Stock vote together with holders of Common Stock as a single class on all matters submitted to a vote of stockholders.

Protective Provisions – So long as at least 200,000 shares of Series A Preferred Stock are outstanding, the Company may not, without the approval of holders of a majority of the then outstanding Series A Preferred Stock: (a) amend the Articles of Incorporation or bylaws in a manner that materially and adversely changes the rights, preferences or privileges of the Series A Preferred Stock; (b) increase or decrease the total number of authorized shares of Series A Preferred Stock (other than by redemption or conversion); or (c) redeem shares of Common Stock (other than repurchases upon termination of an officer, employee or director under a restricted stock purchase agreement).

Sinking Fund Terms – No sinking fund terms have been established for the Series A Preferred Stock.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of January 31, 2026, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Outstanding Equity Awards at Fiscal Year End

As of January 31, 2026, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of January 31, 2026, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group. Unless otherwise specified in the notes to this table, the address for each person is 50 West Liberty Street, Suite 880 Reno, NV 89501. The information provided is based upon 100,103,103 Common Shares issued and outstanding as of the date of this Report.

Class of Shares	Name and Address	# of Shares		% of Class
Preferred	Chen Yuanhang, Chief Executive Officer and Director Sixian Rd, Qingxiu Dist, Guangxi, Nanning, China	6,000,000	(1)(2)	46.14%

Common	Chen Yuanhang, Chief Executive Officer and Director Sixian Rd, Qingxiu Dist, Guangxi, Nanning, China	30,000,000	(1)(2)	11.53%

Common	Zhao ling, a shareholder holding more than 5% Bincheng Dist, Binzhou, Shandong, China	40,000,000	(3)	15.38%

Preferred	Yang Fuzhu New Dist, Wuxi, Jiangsu, China	1,000,000	(4)	7.69%

Common	Yang Fuzhu New Dist, Wuxi, Jiangsu, China	30,000,000	(4)	11.53%

Preferred	Zhang Wenmin, Director Xinwu Dist, Wuxi, Jiangsu, China	1,000,000	(5)	7.69%

Common	All Officers and Directors as a Group (3 persons)

(1)	Mr. Chen is the officer and director of our Company
(2)	Mr. Chen holds 5,000,000 shares of Series A Preferred Stock and his son Mr. Frankie Chen holds 1,000,000 shares of Series A Preferred Stock, totaling 6,000,000 shares of Series A Preferred Stock
(3)	Ms. Zhao is one of one of the shareholders holding more than 5%
(4)	Mr. Yang is the former director of our Company, resigned on December 1, 2023.
(5)	Ms. Zhang is the director of our Company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MICHAEL GILLESPIE & ASSOCIATES, PLLC served as our independent auditors for the fiscal years ended January, 2026.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	January 31,	January 31,
	2026	2025
Audit fees	$9,000	$10,000
Tax fees	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$9,000	$10,000

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

LVPAI GROUP LIMITED (FORMERLY KNOWN AS FINOTEC GROUP, INC.)

Dated: May 18, 2026	By:	/s/ Chen Yuanhang
Chen Yuanhang
Chief Executive Officer

